Form 10-Q
period 1995-10-31
COMPUSONICS VIDEO CORP
filed 1995-12-14
CIK 777844

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter year ended:                              Commission file number:
  October 31, 1995                                               0-14200


                          CompuSonics Video Corporation
             (Exact name of Registrant as specified in its charter)

         Colorado                                             84-1001336
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

7001 Orchard Lake Road - Suite 424
        West Bloomfield, MI                                           48322-3608
(Address of principal executive offices)                              (Zip Code)

               Registrant's telephone number, including area code:

                                 (810) 851-5651

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.001 Par Value
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

         As of December 11, 1995, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

             Form 10-Q Filing for the Quarter Ended October 31, 1995

                                      INDEX
                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements.

                  Consolidated Balance Sheets
                   October 31, 1995 (Unaudited) and July 31, 1995              3

                  Consolidated Statements of Operations (Unaudited)
                   Three months ended October 31, 1995
                    and 1994                                                   4

                  Consolidated Statements of Cash Flows (Unaudited)
                   Three months ended October 31, 1995 and 1994                5

                  Notes to Consolidated Financial Statements                   6

Item 2.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         6

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                             7

                  Signature Page                                               8

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                       10/31/95        07/31/95
                                                     -----------      ----------
Current Assets
  Cash                                               $       140      $       36
  Marketable Equity Securities Available
    For Sale                                              84,571          94,252
                                                     -----------      ----------
                                                     $    84,710      $   94,288
                                                     -==========      ==========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT



Current Liabilities
  Notes Payable to Related Entities                  $   362,490      $  351,290
  Notes Payable - Other                                   20,100          20,100
  Accounts Payable and Accrued Liabilities                36,356          35,062
  Accounts Payable - Related Entities                    164,173         153,471
                                                     -----------      ----------
                                                         583,119         559,923
                                                     -----------      ----------
Stockholders' Deficit
  Preferred Stock - Series A Convertible Stock
    $.001 Par Value, 75,000,000 Shares
    Authorized, -0- Shares Issued and Outstanding            -0-             -0-
  Common Stock $.001 Par Value, 300,000,000
    Shares Authorized, 160,006,250 Shares
    Issued and Outstanding                               160,006         160,006
  Additional Paid-In Capital                             680,880         680,880
  Retained Earnings
    Unrealized Gain on Available for Sale Securities      59,536          69,217
    Accumulated Deficit                               (1,398,830)    (1.375,738)
                                                     -----------      ----------
      Total Stockholders' Deficit                      (498,408)       (465,635)
                                                     -----------      ----------
      Total Liabilities and Stockholders' Deficit    $   84,710       $   94,288
                                                     ===========      ==========

                       See notes to financial statements
                                       3

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 For the three months ended October 31,
                                 --------------------------------------
                                         1995              1994
                                     -----------       -----------
Income                               $       -0-       $       -0-

General and Administrative Expenses
  Professional Fees                        1,910               352
  Management Fees - Related Party          1,005             1,735
  Patent Fees                              9,575               -0-
  Travel                                     -0-             1,612
  All Other General and Administrative
    Expenses                                 350               343
                                     -----------       -----------
                                          12,840             4,042
                                     -----------       -----------
Loss From Operations                     (12,840)           (4,042)
                                     -----------       -----------
Other Income (Expense)
  Interest Expense                       (10,252)           (7,952)
                                     -----------       -----------

Net Loss Before Income Taxes             (23,092)          (11,993)
Income Tax Benefit                           -0-               -0-
                                     -----------       -----------
Net Loss                             $   (23,092)      $   (11,993)
                                     ===========       ===========
Weighted Average Number
  of Common Shares                   160,006,250       160,006,250
                                     ===========       ===========
Net Loss Per Common Share            $     (0.00)      $     (0.00)
                                     ===========       ===========






                       See notes to financial statements
                                        4

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                          For the three months ended October 31,
                                          --------------------------------------
                                                    1995               1994
                                                 ----------          -----------
Cash Flows From Operating Activities
    Net Loss                                     $  (23,092)         $  (11,993)
    Adjustments to Reconcile Net Loss to Net
      Cash Used by Operating Activities
         Change in Assets and Liabilities
            Increase (Decrease) In:
              Accounts Payable and Accrued
                     Liabilities                       1,294             (7,733)
              Accounts Payable
                     Related Entity                   10,702               9,259
                                                  ----------            --------
                        Total Adjustments             11,996               1,526
                                                  ----------            --------
Net Cash (Used For) Operations                      (11,097)            (10,467)
                                                  ----------            --------
Cash Provided by (Used For) Investing Activities         -0-                 -0-
                                                  ----------            --------
Net Cash Provided by Investing Activities                -0-                 -0-
                                                  ----------            --------
Cash Provided by (Used For) Financing Activities
         Proceeds From Notes Payable - Related        11,200              10,450
                                                  ----------            --------
Net Cash Provided by (Used For) Financing Activities  11,200              10,450
                                                  ----------            --------
Increase (Decrease) in Cash                              103                (17)

Balance at Beginning of Period                            36                  62
                                                  ----------            --------
Balance at End of Period                          $      140            $     45
                                                  ==========            ========




                       See notes to financial statements

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

                  The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month period ended October 31, 1995; the company's financial position at October 31, 1995 and July 31, 1995; and the cash flows for the three-month period ended October 31, 1995 and 1994. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.
                  Therefore, these financial statements should be read in conjunction with the company's July 1995 Form 10-K.

                  The results for the three-month period ended October 31, 1995 are not necessarily indicative of future financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The net loss from operations for the three-month period ended October 31, 1995 was $11,099 more than that for the three-month period ended October 31, 1994. This was due mainly to the increase in patent fees of $9,575 and an increase in professional fees of $1,558.

                  Working capital decreased by $32,773 from July 31, 1995 to October 31, 1995, due to the net loss of $23,092 and a decrease in unrealized gain on investments of $9,681. In the past, the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.

                  The Registrant has the following marketable securities:

                           Williams Controls, Inc.  28,475 Common Shares
                                    Cost - $25,035
                                    Market Value at 10/31/95  - $84,535
                  These shares are used as collateral against the notes payable.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

                  (a)  Exhibits - None

                  (b)  Reports on Form 8-K

                           On November 9, 1995, the Registrant reported the extension of the Class A & Class B warrants from November 15, 1995 to May 15, 1996.

                          COMPUSONICS VIDEO CORPORATION

                                    Form 10-Q

                     For the quarter ended October 31, 1995

                                 Signature Page


                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          COMPUSONICS VIDEO CORPORATION
                                  (Registrant)





                                    By s\ Robert R. Hebard
                                       --------------------------------
                                       Robert R. Hebard, Chief Executive Officer
                                       & Chairman of the Board

Date Signed:  December 13, 1995