Form 10-Q
period 1996-01-31
COMPUSONICS VIDEO CORP
filed 1996-03-14
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter year ended:                             Commission file number:
     January 31, 1996                                          0-14200


                          CompuSonics Video Corporation
             (Exact name of Registrant as specified in its charter)

Colorado                                                         84-1001336
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days: Yes [X] No

         As of March 13, 1996, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

             Form 10-Q Filing for the Quarter Ended January 31, 1996

                                      INDEX
                                                                         Page
                                                                         Number
                                                                         ------

PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements.

                  Consolidated Balance Sheets
                   January 31, 1996 (Unaudited) and July 31, 1995           3

                  Consolidated Statements of Operations (Unaudited)
                   Six months ended January 31, 1996
                    and 1995                                                4

                  Consolidated Statements of Cash Flows (Unaudited)
                   Six months ended January 31, 1996 and 1995               5

                  Notes to Consolidated Financial Statements                6

Item 2.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      6

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                          7

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                       01/31/96        07/31/95

Current Assets
  Cash                                           $           31    $         36
  Marketable Securities Available
    For Sale                                             71,188          94,252
                                                 $       71,219    $     94,288



                     LIABILITIES AND STOCKHOLDERS' DEFICIT



Current Liabilities
  Notes Payable to Related Entities              $      363,890    $    351,290
  Notes Payable - Other                                  20,100          20,100
  Accounts Payable and Accrued Liabilities               35,983          35,062
  Accounts Payable - Related Entities                   174,637         153,471
                                                        594,610         559,923
Stockholders' Deficit
  Preferred Stock - Series A Convertible Stock
    $.001 Par Value, 75,000,000 Shares
    Authorized, -0- Shares Issued and Outstanding           -0-             -0-
  Common Stock $.001 Par Value, 300,000,000
    Shares Authorized, 160,006,250 Shares
    Issued and Outstanding                              160,006         160,006
  Additional Paid-In Capital                            680,880         680,880
  Retained Earnings
     Unrealized Gain on Available for Sale Securities    46,152          69,217
     Accumulated Deficit                             (1,410,429)     (1,375,738)
                                                       (523,391)       (465,635)
                                                 $       71,219    $     94,288


                       See notes to financial statements

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         For the three months ended January 31,
                                       ----------------------------------------
                                            1996                      1995
                                       ----------------------------------------

Income                                  $             -0-       $          -0-
                                       ------------------     ----------------

General and Administrative Expenses
  Professional Fees                                 (599)                 256
  Management Fees - Related Party                    600                  660
  Patent Fees                                      1,120                   -0-
  Travel                                              -0-                 271
  All Other General and Admin. Exp.                   70                   68
                                       ------------------     ----------------
                                                   1,191                1,255
                                       ------------------     ----------------
Loss From Operations                              (1,191)              (1,255)
                                       ------------------     ----------------
Other Income (Expense)
  Interest Expense                               (10,408)              (9,174)
                                       ------------------     ----------------
Net Loss Before Income Taxes                     (11,600)             (10,429)
Income Tax Benefit                                    -0-                  -0-
                                       ------------------     ----------------
Net Loss                                $        (11,600)       $     (10,429)
                                       ==================     ================
Weighted Average Number
  of Common Shares                           160,006,250          160,006,250
                                       ==================     ================
Net Loss Per Common Share               $             (0)       $          (0)
                                       ==================     ================


                                            For the six months ended January 31,
                                         ---------------------------------------
                                               1996                  1995
                                         ---------------------------------------

Income                                    $           -0-       $           -0-
                                         ----------------     -----------------
General and Administrative Expenses
  Professional Fees                                1,311                   608
  Management Fees - Related Party                  1,605                 2,395
  Patent Fees                                     10,695                    -0-
  Travel                                              -0-                1,883
  All Other General and Admin. Exp.                  420                   411
                                         ----------------     -----------------
                                                  14,031                 5,297
                                         ----------------     -----------------
Loss From Operations                             (14,031)               (5,297)
                                         ----------------     -----------------
Other Income (Expense)
  Interest Expense                               (20,660)              (17,126)
                                         ----------------     -----------------
Net Loss Before Income Taxes                     (34,692)              (22,422)
Income Tax Benefit                                    -0-                   -0-
                                         ----------------     -----------------
Net Loss                                  $      (34,692)       $      (22,422)
                                         ================        ==============
Weighted Average Number
  of Common Shares                           160,006,250           160,006,250
                                         ================     =================
Net Loss Per Common Share                 $           (0)       $           (0)
                                         ================     =================

                        See notes to financial statements

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                           For the six months ended January 31,
                                           ------------------------------------
                                                     1996             1995
                                                     ---------------------

Cash Flows From Operating Activities
  Net Loss                                      $   (34,692)     $   (22,422)
    Cash Used by Operating Activities
    Change in Assets and Liabilities
      Increase (Decrease) In:
        Accounts Payable and Accrued
          Liabilities                                   921           (9,261)
        Accounts Payable
          Related Entity                             21,166           18,599
                                                     -------          -------
           Total Adjustments                         22,087            9,338
                                                    -------          -------
Net Cash (Used For) Operations                      (12,605)         (13,085)

Cash Provided by (Used For) Investing Activities        -0-              -0-
                                                    -------          -------

Net Cash Provided by Investing Activities               -0-              -0-
                                                     -------          -------

Cash Provided by (Used For) Financing Activities
    Proceeds From Notes Payable - Related            12,600           15,450
                                                     -------          -------

Net Cash Provided by (Used For) Financing Activi     12,600           15,450
                                                     -------          -------
Increase (Decrease) in Cash                              (5)           2,365

Balance at Beginning of Period                           36               62
                                                     -------          -------
Balance at End of Period                      $          31      $     2,427
                                                     =======          =======


                        See notes to financial statements

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

                  The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six-month period ended January 31, 1996; the company's financial position at January 31, 1996 and July 31, 1995; and the cash flows for the six-month period ended January 31, 1996 and 1995. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.
                  Therefore, these financial statements should be read in conjunction with the company's July 1995 Form 10-K.

                  The results for the six-month period ended January 31, 1996 are not necessarily indicative of future financial results.

Item 2. Management's Discussion and Analysis of Financial Conditn and Results of Operations.

                  The net loss from operations for the six-month period ended January 31, 1996 was $12,270 more than that for the six-month period ended January 31, 1995. This was due mainly to the increase in patent fees of $10,695.

                  Working capital decreased by $57,756 from July 31, 1995 to January 31, 1996, due to the net loss of $34,692 and the decrease in marketable securities available for sale of $23,064. In the past the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.

                  The Registrant has the following marketable securities:

                           Williams Controls, Inc.  28,475 Common Shares
                                    Cost - $25,035
                                    Market Value at 1/31/96  - $71,188
                  These shares are used as collateral against the notes payable.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

                  (a)  Exhibits - None

                  (b)  Reports on Form 8-K

                           None

                          COMPUSONICS VIDEO CORPORATION

                                    Form 10-Q

                     For the quarter ended January 31, 1996

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




                          COMPUSONICS VIDEO CORPORATION
                                  (Registrant)





                                      By s\ Robert R. Hebard
                                      ----------------------
                    Robert R. Hebard, Chief Executive Officer
                                      & Chairman of the Board

Date Signed: March 13, 1996