Form 10-Q
period 1996-04-30
COMPUSONICS VIDEO CORP
filed 1996-06-14
CIK 777844

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM  10-Q

                 Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

For the quarter year ended:                   Commission file number:
  April 30, 1996                                      0-14200


                             CompuSonics Video Corporation
             (Exact name of Registrant as specified in its charter)

         Colorado                                               84-1001336
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification Number)

7001 Orchard Lake Road - Suite 424
        West Bloomfield, MI                                  48322-3608
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing
requirements for the past 90 days: Yes  X    No

     As of June 13, 1996, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

            Form 10-Q Filing for the Quarter Ended April 30, 1996

                                INDEX
                                                                         Page
                                                                       Number

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

            Consolidated Balance Sheets
             April 30, 1996 (Unaudited) and July 31, 1995                   3

            Consolidated Statements of Operations (Unaudited)
             Three and Nine months ended April 30, 1996
              and 1995                                                      4

            Consolidated Statements of Cash Flows (Unaudited)
             Nine months ended April 30, 1996 and 1995                      5

            Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              6

PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    7

           Signature Page                                                   8

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        04/30/96        07/31/95

Current Assets
  Cash                                               $       302      $       36
  Marketable Securities Available
    For Sale                                              69,408          94,252
                                                      ----------      ----------
                                                     $    69,710      $   94,288
                                                     ===========      ==========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT



Current Liabilities
  Notes Payable to Related Entities                  $   372,290      $  351,290
  Notes Payable - Other                                   20,100          20,100
  Accounts Payable and Accrued Liabilities                35,687          35,062
  Accounts Payable - Related Entities                    184,230         153,471
                                                      ----------       ---------
                                                         612,307         559,923
                                                      ----------       ---------
Stockholders' Deficit
  Preferred Stock - Series A Convertible Stock
    $.001 Par Value, 75,000,000 Shares
    Authorized, -0- Shares Issued and Outstanding            -0-             -0-
  Common Stock $.001 Par Value, 300,000,000
    Shares Authorized, 160,006,250 Shares
    Issued and Outstanding                               160,006         160,006
  Additional Paid-In Capital                             680,880         680,880
  Retained Earnings
     Unrealized Gain on Available for Sale Securities     44,373          69,217
     Accumulated Deficit                              (1,427,856)    (1,375,738)
                                                      -----------    -----------
                                                        (542,598)      (465,635)
                                                      -----------    -----------
                                                    $     69,710    $     94,288
                                                      ===========    ===========

                       See notes to financial statements
                                       3

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           For the three months ended April 30,
                                                     1996              1995

Income                                          $       -0-       $       -0-
                                                 ----------        -----------
General and Administrative Expenses
  Professional Fees                                     264               894
  Management Fees - Related Party                       -0-               690
  Patent Fees                                         6,959             7,074
  Travel                                                -0-               -0-
  All Other General and Administrative
    Expenses                                             84                45
                                                  ----------        -----------
                                                      7,307             8,703
                                                  ----------        -----------
Loss From Operations                                 (7,307)           (8,703)
                                                  ----------        -----------
Other Income (Expense)
  Interest Expense                                  (10,121)           (9,331)
                                                  ----------        -----------

Net Loss Before Income Taxes                        (17,427)          (18,034)
Income Tax Benefit                                      -0-               -0-
                                                  ----------       -----------
Net Loss                                        $   (17,427)      $   (18,034)
                                                  ==========       ===========
Weighted Average Number
  of Common Shares                               160,006,250       160,006,250
                                                 ===========       ===========
Net Loss Per Common Share                       $        (0)      $        (0)
                                                 ===========       ===========


                                            For the nine months ended April 30,
                                                     1996              1995

Income                                          $       -0-       $       -0-
                                                  ----------        -----------
General and Administrative Expenses
  Professional Fees                                   1,575             1,502
  Management Fees - Related Party                     1,605             3,085
  Patent Fees                                        17,654             7,074
  Travel                                                -0-             1,883
  All Other General and Administrative
    Expenses                                            504               455
                                                  ----------        -----------
                                                     21,338            13,999
                                                  ----------        -----------
Loss From Operations                                (21,338)          (13,999)
                                                  ----------        -----------
Other Income (Expense)
  Interest Expense                                  (30,781)          (26,457)


Net Loss Before Income Taxes                        (52,119)          (40,456)
Income Tax Benefit                                      -0-               -0-
                                                  ----------        -----------
Net Loss                                        $   (52,119)      $   (40,456)
                                                  ==========        ===========
Weighted Average Number
  of Common Shares                               160,006,250       160.006.250
                                                 ===========       ============
Net Loss Per Common Share                      $        (0)      $        (0)
                                                 ===========       ============


                       See notes to financial statements

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                             For the nine months ended April 30,
                                                       1996               1995

Cash Flows From Operating Activities
    Net Loss                                       $ (52,119)        $  (40,456)
   Adjustments to Reconcile Net Loss to Net
      Cash Used by Operating Activities
         Change in Assets and Liabilities
            Increase (Decrease) In:
              Accounts Payable and Accrued
                     Liabilities                         625             (8,430)
              Accounts Payable
                     Related Entity                   30,759             26,206
                                                     -------            -------
                        Total Adjustments             31,385             17,775
                                                     -------            -------

Net Cash (Used For) Operations                       (20,734)           (22,681)
                                                     -------            -------

Cash Provided by (Used For) Investing Activit            -0-                -0-
                                                     -------            -------
Cash Provided by (Used For) Financing Activities
         Proceeds From Notes Payable - Related        21,000             22,750
                                                     -------            -------
Net Cash Provided by (Used For) Financing Activities  21,000             22,750
                                                     -------            -------
 Increase (Decrease) in Cash                             266                 69

Balance at Beginning of Period                            36                 62
                                                     -------            -------
Balance at End of Period                          $      302       $        131
                                                     =======            =======


                       See notes to financial statements

                          COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                    Notes to Condensed Consolidated Financial Statements
                                          (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

     The accompanying  consolidated  financial  statements of CompuSonics  Video
     Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine- month period ended April 30, 1996; the company's financial position at April 30, 1996 and July 31, 1995; and the cash flows for the nine-month period ended April 30, 1996 and 1995. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 1995 Form 10-K.

     The results for the nine-month period ended April 30, 1996 are not necessarily indicative of future financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The net loss from operations for the nine-month period ended April 30, 1996 was $11,663 more than that for the nine-month period ended April 30, 1995. This was due mainly to the increase in patent fees of $10,580, an increase in interest expense of $4,324 and a decrease in management fees and travel of $3,363.

     Working capital decreased by $76,963 from July 31, 1995 to April 30, 1996, due to the net loss of $52,119 and the decrease in marketable securities available for sale of $24,844. In the past the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.

     The Registrant has the following marketable securities:

           Williams Controls, Inc.  28,475 Common Shares
                                   Cost - $25,035
                                   Market Value at 4/30/96  - $69,408

     These shares are used as collateral against the notes payable.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

                  (a)  Exhibits - None

                  (b)  Reports on Form 8-K

     A Form 8-K was filed on May 13, 1996 extending the Registrant's Class A & Class B warrants from May 15, 1996 to May 15, 1997.

                        COMPUSONICS VIDEO CORPORATION

                                    Form 10-Q

                    For the quarter ended April 30, 1996

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




                                                 COMPUSONICS VIDEO CORPORATION
                                                         (Registrant)





                                  By s\ Robert R. Hebard
                                    Robert R. Hebard, Chief Executive Officer
                                    & Chairman of the Board

Date Signed:  June 13, 1996