Form 10-K
period 1996-07-31
COMPUSONICS VIDEO CORP
filed 1996-10-29
CIK 777844

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM  10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended:                             Commission file number:
       July 31, 1996                                            0-14200
-------------------------                                 ------------------

                        COMPUSONICS VIDEO CORPORATION
                (Exact name of Registrant as specified in its charter)

         Colorado                                          84-1001336
------------------------------                        --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

7001 Orchard Lake Road - Suite 424
        West Bloomfield, MI                                 48322-3608
---------------------------------------                 ----------------
(Address of principal executive offices)                     (Zip Code)

               Registrant's telephone number, including area code:

                              (810) 851-5651
                             ----------------
          Securities registered pursuant to Section 12 (b) of the Act:

                                    None

          Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, $.001 Par Value
                         -----------------------------
                                 (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                      ---  ---
     As of October 1, 1996, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $ 200,884 based on the average of the bid and asked prices (As of September 22, 1994 the last reported date) of ($.0025) as reported by the National Quotation Bureau, Inc.

                       COMPUSONICS VIDEO CORPORATION
                                   FORM 10-K

                                    PART I

ITEM 1.           BUSINESS

         (a) General Development of Business.

     CompuSonics Video Corporation ("Registrant") was organized under the laws of the State of Colorado on August 14, 1985. The Registrant's principal activities since inception have been devoted to obtaining equity capital for the development of a digital video recording and playback system with a view towards its manufacture and marketing.

     The Registrant has no substantial operations, research and development, earnings, cash flows, product development or sources of financing.

     On December 13, 1985, the Registrant concluded a public offering of 30,000,000 Units, each Unit consisting of one share of its common stock and one Class A Warrant, and received net proceeds of $727,971.

     On November 16, 1987, the Registrant acquired The Tyler-Shaw Corporation, a New York corporation ("Tyler-Shaw"), which was engaged in the business of direct mail marketing.

     Effective July 31, 1992, Tyler-Shaw was considered inactive. Tyler-Shaw has no substantial operations, research and development, earnings, cash flows, product development or sources of financing.


    (b) Financial Information About Industry Segments.

     Prior to the year ended July 31, 1992, the Registrant engaged in two business segments: (1) Development and marketing of a digital video recording and playback system, and (2) Direct mail marketing. All of the Registrant's revenues for the past four fiscal years have been from the direct mail marketing segment. The Registrant had no revenues for the current year or for the two immediately preceding years and considers its direct mail marketing segment inactive.


    (c) Narrative Description of Business.

    (c) (1) (i):

THE COMPUSONICS VIDEO SYSTEM

     The Registrant has developed a system to make video recordings, digitalize video images and playback digital data on a television monitor. Digitalizing and random access capabilities represent significant improvements over conventional analog recorders.

     Conventional analog video recorders convert electrical impulses representing visual images into wave forms which are then stored on magnetic tape or disk. On playback, wave forms are converted back into electrical impulses which are converted to visual images through a television picture tube or similar device. In an analog system, the accuracy of the reproduced image is dependent upon the quality of the tape or disk, as well as the quality of the playback system itself. Further, the noise generated by the surface defects on the tape or disk is apparent when the image is played back.

     Advances in computer technology, particularly in digital memory devices, have been applied in the development of both audio and video digital recording and playback systems. CompuSonics Corporation, owner of 7% of the Common Stock of the Registrant, has produced audio digital systems which utilize advanced microcomputer chips to record and reproduce audio signals using its proprietary digital audio technology, known as "CSX". The Registrant has exclusive license to utilize the CSX technology in the development and production of its products. The motion picture industry currently uses digital image processors for the creation of special effects and picture enhancements. These image processors use small digital memories to store and manipulate images which have been digitalized and transferred from analog sources.

     In the Registrant's proposed system, video signals would be converted into numerical data representing video images. Data would then be stored in a temporary buffer memory. Each video frame image would be processed, through licensed CSX technology, to reduce the amount of data to the minimum required to produce an image for playback closely resembling the image as initially recorded. Data representing the video image would be stored on a floppy disk or other computer information storage disk. Playback of the digital data would occur on a television monitor with a compatible signal receiving capability. The accompanying high fidelity audio signal could be routed to a suitably equipped stereo television set or through a conventional stereo system adjacent to the monitor.

Proposed Products

     The Registrant has no developed products at this time. The digital video system that the Registrant was developing consisted of a group of proposed products that would record, playback, edit and transmit video data and audio data in connection with the video.

     The Registrant will most likely attempt to sublicense manufacturing rights or enter into production contracts with non-affiliated parties. There are no current prospects for such sublicenses or contracts and the prospects of success cannot be determined.


Marketing

     The Registrant has had no marketing activities since 1990.


DIRECT MAIL MARKETING

     Tyler-Shaw's business consisted of offering specialized products to direct mail list owners through a process called syndication.

     Tyler-Shaw's president terminated employment in March, 1991, and it's Pennsylvania office was closed. A short-term arrangement with a consultant lapsed in July, 1991 and hasn't been renewed. Since that time the company has been inactive.

     (c) (1) (ii) Except for its proposed products listed above, there has been no public announcement of, and the Registrant has not otherwise made public, information about a new product or industry segment that would require the investment of a material amount of the assets of the Registrant or that otherwise is material.

     (c) (1) (iii) The Registrant anticipates that any production of new products will be organized by second-party marketers and manufacturers, therefore the sources and availability of raw materials are not material concerns.

     (c) (l)(iv) The Registrant holds all rights to United States and certain foreign patent and patent applications for a digital video recording and playback system. On July 21, 1987, patent number 4,682,248 was issued the company with three claims of the Registrant being allowed. On July 5, 1988, patent number 4,755,889 was issued to the company with four claims being allowed. There can be no assurance that patents will be issued in connection with the remaining applications. If future patents are granted and any of them are tested in litigation, such patents may not afford protection as broad as the claims made in the patent applications. Furthermore, expense required to enforce patent rights against infringers would be costly.

     However, the Registrant believes the patent protection obtained, and any further issuances, will greatly assist efforts to protect its technology from being copied.

     The Registrant has also been granted a limited exclusive license by CompuSonics Corporation to utilize its proprietary digital audio technology, CSX, for the limited purpose of incorporating that technology into its proposed video system to process the audio portions of recorded material. CompuSonics Corporation, a Colorado corporation, and a shareholder of the Registrant, has been engaged in marketing and promoting its CSX Technology licensing and engineering consulting services on a reduced and limited basis.



     (c)(l)(v) The Registrant's business is not seasonally affected.

     (c) (1) (vi) The Registrant has no marketable product and as such is not required to carry significant amounts of inventory.

     (c) (l) (vii) The Registrant has attempted to market its technology. Therefore the success of the Registrant is dependent upon the ability of the Registrant to locate customers who will purchase the proposed products or technology offered by the Registrant. There can be no guarantee that such customers can be located.

     The subsidiary, Tyler-Shaw, acted as a sales representative and syndicator of consumer products through direct mail marketing programs principally in conjunction with major credit card companies. Tyler-Shaw is currently inactive and the success of the subsidiary is doubtful.

     (c) (1) (viii) There is no backlog at this time.

     (c) (1) (ix) No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

     (c) (l)(x) The Registrant competes with all companies engaged in design, manufacture and marketing of digital video recording and playback systems. The Registrant's primary competition in the home entertainment market will be the Video Cassette Recorder ("VCR"). VCRs are manufactured and sold by numerous large, well financed companies with established distribution channels. Rental and sale of video cassettes is also well established and there are numerous outlets for pre-produced and blank video cassettes. Costs for purchasing new VCRs have been decreasing since their market introduction and VCRs are readily available for rent. It is anticipated that the Registrant's DVR will be significantly more expensive to purchase than a VCR. The Registrant anticipates that its system would compete with the VCR on the basis of the high quality of its video and audio on playback and because of the ability to more precisely index and locate selected material for playback. The Registrant is aware of the development of systems similar to its own. There can be no assurance that such systems will not soon be marketed by competitors. It can be expected that most of the Registrant's competitors will have extensive experience and possess financial, technological and personnel resources substantially greater than the Registrant's.

     The Registrant's subsidiary, Tyler-Shaw, who is currently inactive, was in competition with all companies engaged in direct mail marketing. It can be expected that most of the Registrant's direct mail marketing competitors will have extensive experience and possess financial, technological and personnel resources substantially greater than the Registrant's.

     (c)(l)(xi) During the period from August 1, 1989, through July 31, 1995, the Registrant did not expend any funds on research and development.

     (c) (l)(xii) The Registrant is not materially affected by the federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

     (c)(l) (xiii) As of October 1, 1996, neither the Registrant nor the subsidiary had full time employees.


     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     The Registrant has no material international operations or direct export sales.



ITEM 2.           PROPERTIES

     The Registrant has been using space, at no charge, in the office of a related entity for the purposes of administration and development.


ITEM 3.           LEGAL PROCEEDINGS

     The Registrant is not a present party to any material pending legal proceedings and no such proceedings were known as of the end of the fiscal year.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Registrant's shareholders during the fourth quarter ended July 31, 1996.


                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     (a) Market Information

     The principal market on which the Registrant's common stock, $.001 par value (the "Common Stock"), is traded is the over-the-counter market under the symbol "CPVD". Prices for the Common Stock have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau, Inc. since December 16, 1985.

     The range of high and low bid quotations for the Registrant's Common Stock since the quarter ended October 31, 1993 is as follows:

                                            High Bid*             Low Bid*


October 31, 1993                              **                      **
January 31, 1994                              **                      **
April 30, 1994                                **                      **
July 31, 1994                                 **                      **
October 31, 1994                              **                      **
January 31, 1995                              **                      **
April 30, 1995                                **                      **
July 31, 1995                                 **                      **
October 31, 1995                              **                      **
January 31, 1996                              **                      **
April 30, 1996                                **                      **
July 31, 1996                                 **                      **

** No Bid reported for Common Stock

     On September 22, 1994, the respective bid and ask prices reported for the Common Stock were $-0-* and $ .005*.

         *Prices are inter-dealer quotations as reported by the National Quotation Bureau, Inc., New York, New York, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         (b) Holders.

     As of September 30, 1996, the number of record holders of the Registrant's Common Stock was approximately 5,313.

         (c) Dividends.

     The Registrant has never paid a dividend with respect to its Common Stock and does not intend to pay a dividend in the foreseeable future. The shares of Series A Preferred Stock are entitled to a $1.00 per share annual preference, which must be paid before any dividends are payable on the Common Stock. There are no preferred shares outstanding.

ITEM 6.           SELECTED FINANCIAL DATA

                                                           July 31,
                     -----------------------------------------------------------
                         1996       1995         1994         1993        1992

Working Capital       (552,276)    (465,635)   (477,247)    (421,574)  (336,860)
Cash                       266           36          62          454      7,561
Total Assets            71,454       94,288      25,097       25,489     17,379
Total Liabilities      623,730      559,923     502,344      447,063    354,239
Shareholders' Equity  (552,276)    (465,635)   (477,247)    (421,574)  (336,860)
Operating Revenue          -0-          -0-         -0-          -0-        -0-
Gross Profit               -0-          -0-         -0-          -0-        -0-
Total General &
  Administrative
  Expenses              22,617       20,848      27,899       77,464    167,828

Research &
  Development              -0-          -0-         -0-          -0-        -0-
Net other income
  (expense)            (40,959)     (36,757)     (27,774)     (7,250)   (14,359)

Net (loss) before
Discontinued
Operation              (63,576)     (57,605)     (55,673)    (84,714)  (182,187)

Income from
Operations in
Discontinued
Operation                  -0-          -0-          -0-         -0-     64,686

Loss from Write Off
in Discontinued
Operations                 -0-          -0-          -0-         -0-   (118,501)

Net Loss                (63,576)     (57,605)     (55,673)   (84,714)  (236,002)

Net loss per
  common share              *             *            *          *          *


                  Note:  * Less than $.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Working capital decreased by $86,641 for the period from August 1, 1995 through July 31, 1996. This was caused by the net loss for the year of $63,576 and the unrealized loss difference on investments of $23,065 from the previous year.

     Net cash used for operations was $21,770 which was primarily expended to pay patent fees of $14,806; management fees of $1,605 to a related company and professional fees of $5,666 for auditing services and stock transfer fees. The funds were provided by loans in the amount of $22,000 from a related company.

     In accordance with SFAS 115, the Registrant reported the 28,475 shares of Williams Controls, Inc. common stock (Nasdaq "WMCO") at fair market value at closing price on July 31, 1996 of $71,188. The stock is classified as available-for-sale securities and originally cost $25,035.

     In the past the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.


Results of Operations

Year ended July 31, 1996
Compared to July 31, 1995

     Operating revenue for the years ended July 31, 1996 and 1995 were $-0-. The subsidiary that had provided revenues, in the years prior to 1992, has been inactive during the last five years and the Registrant does not expect income from this operation in future years.

     General and administrative expenses were $22,617 for the year ended July 31, 1996 compared to $20,848 for the year ended July 31, 1995. As discussed above, the expenses incurred were for the extension of currently held patents, $14,806; Professional fees of $5,666: and Management fees of $1,605 to a related party for services including accounting and SEC report preparation. Legal fees and patent fees decreased substantially from prior years.

     During the year ended July 31, 1996, other income and expense consisted of interest expense of $40,959 on notes payable.

Year ended July 31, 1995
Compared to July 31, 1994

     Operating revenue for the years ended July 31, 1995 and 1994 were $-0-. The subsidiary that had provided revenues, in the years prior to 1992, has been inactive during the last four years and the Registrant does not expect income from this operation in future years.

     General and administrative expense were $20,848 for the year ended July 31, 1995 compared to $27,899 for the year ended July 31, 1994. As discussed above, the expenses incurred were for the extension of currently held patents, $10,794; Professional fees of $3,945: and Management fees of $3,640 to a related party for services including accounting and SEC report preparation. Legal fees and patent fees decreased substantially from prior years.

     During the year ended July 31, 1995, other income and expense consisted of interest expense of $36,757 on notes payable.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial   statements  and  supplementary   data  immediately  follow  the
signature page of this document and are listed under Item 14 of Part IV of this Annual Report on the Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b) Identification of Directors and Executive Officers.

 Name                         Age                 Position

 Robert R Hebard               43      Chairman of the Board, Chief Executive
                                          Officer and Treasurer

 Richard P. Palmeri            50      President

 Robert J. Flynn               61      Vice President, Director, and Secretary


     The directors of the Registrant are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Registrant are elected by the Board of Directors and hold office until their successors are elected and qualified.




(c) Identification of Certain Significant Employees.

     The Registrant is subject to Section 13(a) of the Securities Exchange Act of 1934 and is therefore not required to identify or disclose information concerning its significant employees.


(d) Family Relationships.

     Robert R. Hebard father-in-law is the Registrant's major shareholder and is the former President and former Chairman of the Board of the Registrant. There are no other family relationships between any director, executive officer or person nominated or chosen by the Registrant to become a director or executive officer.


(e) Business Experience.

(e) (1) Background.

Robert R. Hebard

     After receiving a Bachelors Degree in Marketing/Management from Cornell University in 1975, Mr. Hebard held various marketing/production positions with Goldome Bank, a $10 billion thrift in Buffalo, N.Y. While there, he received his MBA in 1982, from Canisius College. Mr. Hebard joined Comerica Bank, Detroit, Michigan, in September 1982 as Business Development Manager-Executives and Professionals. In July 1984, he became Vice President of Marketing for U.S. Mutual Financial Corporation, then returned to Comerica in January 1985 to become Vice President/Group Product Manager for Consumer Products. In June 1986, he was named First Vice President/Director of Product Management for Comerica, and in January 1992, was named First Vice President/Director of Retail Marketing for Comerica after the merger of Manufacturers Bank into Comerica. Mr. Hebard is currently President and Chairman of Enercorp, Inc., a publicly held business development company. He is also Vice President of American Health Resources and related companies, developing senior assisted care facilities; and is Chairman and Vice President of TrakMaster Corporation. Mr. Hebard is also a director, Vice President and Treasurer of Woodward Partners, Inc., and a director, Vice President and Secretary of 1001 Woodward, Inc. In March 1994, Mr. Hebard became assistant secretary in Williams Controls, Inc. He is also Director and President of Williams Technologies, Inc., a subsidiary of Williams Controls, Inc. Mr. Hebard is on the Board of Directors of Ajay Sports, Inc., Delavan, Wisconsin and is a past Board member of the YMCA of Metropolitan Detroit.


Richard P. Palmeri, AA. RIBA:

     Mr. Palmeri is a graduate of the Architectural Association, London - King's College, Cambridge; and, the Ecole Contonale Des Beaux Art, Lausanne, Switzerland. He is an associate member of the American Institute of Architects, a member of the Royal Institute of British Architects, and a member of the Society of Automotive Engineers. He served as Chairman of the 1984 AIA Convention, Phoenix, Arizona; and, chaired the design team for the Guinness Retirement Trust, London.

     Mr. Palmeri serves as founder and President of XCEL Medical Equipment Corporation and American Health Resources, Inc. Mr. Palmeri is also a director, Vice President and Secretary of Woodward Partners, Inc.; President of 1001 Woodward Partners, Inc., President of TrakMaster Corporation and Integrated Communications Technologies, Inc., a company which focuses on advanced automotive and on board diagnostics and communications. He is a Director and Vice President of Williams Technologies, Inc., a subsidiary of Williams Controls, Inc. He has extensive architectural and engineering experience with Challen Floyd Sloski Todd - London and Beirut. Hotel/hospital architects and engineers - Bandar Association, Saudi Arabia; President and Chief Executive Officer of Archidyne Incorporated, Scottsdale and Beverly Hills - 10-year development and architectural practice, including McCormich Ranch Scottsdale and Catalina Mountain Resort, Tucson.

     Mr. Palmeri has been awarded U.S. patents and copyrights. He has had products and articles published in Spectrum Magazine (published by NASLI) and National Senior Housing.



     Robert J. Flynn. Mr. Flynn has been Chairman of the Board of Funding Enterprises, a Southfield, Michigan based marketing company for 20 years. He has been active in the securities and insurance fields since 1963 and in the marketing of Real Estate securities since 1968. Mr. Flynn is licensed as a registered security representative and insurance agent. Since 1981, he has been Chairman of the Act 78 Southfield Police and Fire Commission. Mr. Flynn received a B.S. degree from Cornell University in 1958.


(e) (2) Directorships.

     Mr. Hebard is a director of TrakMaster, Inc; RD Partners, Inc.; Woodward Partners, Inc. 1001 Woodward, Inc., Williams Technologies, Inc., Enercorp, Inc., and Ajay Sports, Inc.; latter two of which are publicly-held companies. Mr. Flynn is Chairman of the Board of Funding Enterprises. Mr. Palmeri is a director of Woodward Partners, Inc., Xcel Medical Equipment Corporation, and Williams Technologies, Inc.


(f) Involvement in Certain Legal Proceedings.

     (f) (1) During the past five years, there have been no filings of petitions under the federal bankruptcy laws or any state insolvency laws, nor has there been appointed by any court a receiver, fiscal agent or similar officer by or against any director or executive officer of the Registrant or any partnership in which such person was a general partner or any corporation or business association of which he was an executive officer within two years before the time of such a filing, except as stated in Item 10 (e) (1), above.

     (f)(2) No director or executive officer of the Registrant has, during the past five years, been convicted in a criminal proceeding or is the named subject of a pending criminal proceeding.

     (f)(3) During the past five years, no director or executive officer of the Registrant has been the subject of any order, judgement or decree not subsequently reversed, suspended or vacated by any court of competent jurisdiction permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities law.

     (f)(4) During the past five years no director or executive officer of the Registrant has been the subject of any order, judgment or decree not subsequently reversed, suspended or vacated by any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f) (3) (i) of this Item or to be associated with persons engaged in any such activity.

     (f)(5) During the past five years no director or executive officer of the Registrant has been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law.

     (f)(6) During the past five years no director or executive officer of the Registrant was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, which judgment or finding has not been subsequently reversed, suspended or vacated.


ITEM 11.          EXECUTIVE COMPENSATION

(a) (1) Cash Compensation.

     The following sets forth all remuneration paid in the fiscal year ended July 31, 1993, to all officers of the Registrant and the total amount of remuneration paid to the officers and directors as a group:

Number of persons                  Capacities in                  Cash
   in group (1)                     which served                 compensation

Registrant:
   All executive officers               Various                       None
       as a group

Subsidiary:       No  officers  or  directors  received  remuneration  exceeding
$60,000 during the fiscal year ended July 31, 1996.


(b) (1) Compensation Pursuant to Plans.

Incentive Stock Option Plan

     The Board of Directors of the Registrant, in October 1985, adopted an Incentive Stock Option Plan (the "Plan") for key employees. Options covering a total of 7,000,000 shares of Common Stock are available for grant under the Plan. The Plan is administered by the Board of Directors, who are responsible for establishing the criteria to be applied in administering the Plan. The Board of Directors is empowered to determine the total number of options to be granted to any one optionee, provided that the maximum fair market value of the stock for which any employee may be granted options during a single calendar year may not exceed $100,000 plus one-half of the excess of $100,000 over the aggregate fair market value of stock for which an employee was granted options in each of the three preceding calendar years. The exercise price of the options cannot be less than the market value of the Common Stock on the date of grant (110% of market value in the case of options to an employee who owns ten percent or more of the Registrant's voting stock) and no option can have a term in excess of ten years. In the event of certain changes or transactions such as a stock split, stock dividend or merger, the Board of Directors has the discretion to make such adjustments in the number and class of shares covered by an option or the option price as they deem appropriate. Options granted under the Plan are nontransferable during the life of the optionee and terminate within three months upon the cessation of the optionee's employment, unless employment is terminated for cause in which case the option terminates immediately. Only one option has been granted under the plan and it has lapsed.


(b) (2) Pension Table.

     The Registrant has no defined benefit and actuarial plan providing for payments to employees upon retirement.


(b) (3) Alternative Pension Plan Disclosure.

     The Registrant has no defined benefit and actuarial plan providing for payments to employees upon retirement.


(b) (4) Stock Option and Stock Appreciation Rights Plans.

     During the period from August 1, 1988, through July 31, 1996, no stock options were granted.


(c) Other Compensation.

     No other compensation having a value of the lesser of $60,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to all executive officers as a group during the period from August 1, 1989, through July 31, 1996.

(d) Compensation of Directors.

(d) (1) Standard Arrangements.

     The Registrant reimburses its directors for expenses incurred by them in connection with business performed on the Registrant's behalf, including expenses incurred in attending meetings. No such reimbursements were made for the period from August 1, 1989 through July 31, 1996. The Registrant does not pay any director's fees.


(d) (2) Other Arrangements.

     There are no other arrangements pursuant to which any director of the Registrant was compensated during the period from August 1, 1989, through July 31, 1996, for services as a director other than as listed above in (d) (1).


(e) Termination of Employment and Change of Control Arrangement.

     The Registrant has no formal plan or arrangement with respect to any such persons which will result from a change in control of the Registrant or a change in the individual's responsibilities following a change in control.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

(a)(b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

     The following table sets forth the number of shares of the Registrant's common stock, its only class of voting securities, owned by executive officers and directors, individually, and beneficial owners of more than five percent of the Registrant's Common Stock, and executive officers as a group, as of October 1, 1996.

                                        Number of Shares
                                            and Nature
                                           of Beneficial               Percent
Name and address                           Ownership (1)               of Class

CompuSonics Corporation                   11,300,000 (2)                  7.1%
2345 Yale Street
Palo Alto, California 94306

TICO, Inc.                                 30,000,000                    18.7%
7001 Orchard Lake Road
Suite 424
West Bloomfield, Michigan 48322

Acrodyne Profit Sharing Trust               9,617,594                     6.0%
7001 Orchard Lake Road
Suite 424
West Bloomfield, Michigan 48322


Thomas W. Itin                             64,652,594 (3)                40.4%
7001 Orchard Lake Road
Suite 424
West Bloomfield, Michigan 48322


Robert R. Hebard                           20,000,000 (4)                12.5%

Richard P. Palmeri                          5,000,000                     3.1%

Officer and directors                      25,000,000 (5)                15.6%
as a group (two persons)

     (1) All shares are beneficially owned of record unless otherwise indicated.

     (2) A transfer of 18,700,000 shares from CompuSonics Corporation to Equitex, Inc. has not been recorded by the Registrants' stock transfer agent as of October 1, 1996 but has been reflected in the above numbers. The shares have subsequently been transferred from Equitex to other parties.

     (3) Mr. Itin has held in his name -0- shares of the Registrant. Mr. Itin has beneficial ownership of the following:

          TICO, Inc.                                           30,000,000
          TICO                                                     35,000
          SICO                                                  5,000,000
          Acrodyne Profit
            Sharing Trust                                       9,617,594
          Other Trusts                                         20,000,000
                                                              -----------
                                                               64,652,594
                                                              ===========

     Mr. Itin is a controlling person in TICO, Inc. Mr. Itin is controlling partner in TICO and a general partner in SICO. Shares, in TICO, Inc.'s name, are held as nominee for Thomas W. Itin. Mr. Itin is the trustee and beneficiary of Acrodyne Profit Sharing Trust. Therefore, he can be considered as having beneficial ownership of the shares of these entities. Mr. Itin's wife is a trustee of certain other trusts holding a total of 20,000,000 shares. Mr. Itin is not a beneficiary of the above mentioned trusts in which his wife is trustee and disclaims any beneficial ownership.

     (4) Includes 5,000,000 shares owned directly, 5,000,000 owned by Mr. Hebard's wife and 10,000,000 shares held in trust for his children. Mr. Hebard is not a trustee or beneficiary of the trust and disclaims any beneficial interest in them.

     (5) Includes only active management as of October 1, 1996.

(c) Changes in Control.

     On August 19, 1993 Equitex transferred all its interest in the Registrant including stocks, notes and accounts receivable to Thomas W. Itin or his assigns.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others.

License Agreement

     On September 17, 1985, the Registrant and CompuSonics Corporation, a shareholder of the Registrant, entered into a license agreement pursuant to which the Registrant received an exclusive license to the digital audio technology, CSX, owned by CompuSonics Corporation for the limited purpose of integrating the audio technology into the Registrant's proposed digital recording and playback system. The agreement limited the licensed rights for use only in connection with the video system. No continuing royalty payments or fees are to be paid. The Registrant is not in violation of any of the license restrictions. The license may not be transferred by the Registrant. The technology licensed allows the Registrant to utilize digital audio in its system rather than an analog-based audio. CompuSonics Corporation has been developing the licensed digital audio technology since its inception and is currently engaged in marketing and promoting its CSX Technology licensing and engineering consulting services on a limited basis.


Assignment Agreement and Issuance of Preferred Stock

     The Registrant issued 300,000 shares of Series A Preferred Stock to CompuSonics Corporation which were converted in September 1988 into 30,000,000 shares of Common Stock in return for the assignment by CompuSonics Corporation of its rights under United States and certain foreign patent applications, and all rights to a digital video recording and playback system. The digital video system patent application was prepared with the assistance of CompuSonics Corporation's president. Patent application fees and patent counsel fees were also paid by CompuSonics Corporation. The value of the services and the fees advanced total $34,500 of which $19,000 was expended for patent application fees and patent attorney fees and $15,500 represents salary expense for assistance provided by CompuSonics Corporation personnel. The assignment of patent application and all other rights to the digital video system gives the Registrant the right to develop the technology assigned. CompuSonics Corporation has relinquished the right to develop this video technology.

Loans

     The Registrant previously had outstanding notes and accounts payable to an affiliated party and shareholder, Equitex, Inc. In August 1993, Equitex, Inc. transferred all its interest in the Registrant including these notes and accounts payable to an affiliated party. The notes and accounts payable totalling $46,056 with interest as of July 31, 1996, are unsecured and bear interest at the rate of 10 and 12% per annum, and are due upon demand.

     The Registrant and its subsidiary Tyler-Shaw together, in addition to the above stated amounts, have outstanding notes and accounts payable to an affiliated party totaling $521,123 with interest as of July 31, 1996. The loans are at 10.25% interest. These loans are collaterized by all the assets of Tyler-Shaw and the Registrant. The Registrant also has an outstanding notes payable to a non-affiliated party in the amount of $26,253, including interest of 10.25%.

Equipment Acquisitions

     From August 1, 1989, through July 31, 1996, the Registrant did not purchase any equipment of material value.


(b) Certain Business Relationships.

     (b) (1) During the Registrant's most recently completed fiscal year, none of its directors or nominees for election as directors have owned of record or beneficially in excess of ten percent of the equity interest in any business or professional entity that made during that year, or proposes to make during the Registrant's current year, payments to the Registrant for property or services in excess of five percent of: (i) the Registrant's consolidated gross revenues for its last full fiscal year or (ii) the other entity's consolidated gross revenues for its last full fiscal year.

     (b) (2) No nominee or director of the Registrant is, or during the last full fiscal year has been, an executive of or owns, or during the last full fiscal year has owned of record or beneficially in excess of a ten percent equity interest in any business of professional entity to which the Registrant has made during the Registrant's last full fiscal year or proposes to make during the Registrant's current fiscal year, payments for property or services in excess of five percent of (i) the Registrant's consolidated gross revenues for its last full fiscal year, or (ii) the other entity's consolidated revenues for its last full fiscal year.

     (b) (3) No nominee or director, except as disclosed under Item 13(a) Loan section of this report, of the Registrant is, or during the last full fiscal year has been, an executive of or owns, or during the last full fiscal year has owned, of record or beneficially in excess of ten percent equity interest in any business or professional entity to which the Registrant was indebted at the end of the Registrant's last full fiscal year in an aggregate amount in excess of five percent of the Registrant's total consolidated assets at the end of such fiscal year.

     (b) (4) No nominee or director of the Registrant is, or during the last fiscal year has been, a member of or of counsel to a law firm that the Registrant has retained during the last fiscal year or proposes to retain during the current fiscal year.

     (b) (5) No nominee for or director of the Registrant is, or during the last fiscal year has been, a partner or executive officer of any investment banking firm that has performed services for the Registrant, other than as a participating underwriter in a syndicate, during the last fiscal year or that the Registrant proposes to have performed services during the current year.

     (b) (6) The Registrant is not aware of any other relationship between nominees for election as directors or its directors and the Registrant that are similar in nature and scope to those relationships listed in paragraphs (b) (1) through (5) of this Item 13.


(c) Indebtedness of Management.

     No director, executive, officer, nominee for election as a director, any member, except as disclosed under Item 13(a) Loan section of this report, of the immediate family of any of the foregoing, or any corporation or organization of which any of the foregoing persons is an executive officer, partner or beneficial holder of ten percent or more of any class of equity securities, or any trust or other estate in which any such person has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, was indebted to the Registrant in an amount in excess of $60,000 at any time since August 14, 1985.


(d) Transactions with Promoters.

     This filing is not on a Form S-1 or Form 10 and therefore the Registrant is not required to report any information concerning transactions with promoters.

                                       PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
            8-K


     (a) The following documents are filed as a part of this report Form 10-K immediately following the signature page.


1.  Financial Statements and Supplementary Data.                          Page

Independent Auditor's Report                                        F-1 to F-2

Consolidated Balance Sheets at July 31, 1996 and 1995                      F-3

Consolidated Statements of Operations
          for the years ended July 31, 1996, 1995 and 1994                 F-4

Consolidated Statements of Changes in Stockholders' Deficit
         for the years ended July 31, 1996, 1995 and 1994                  F-5

Statements of Cash Flows
         for the years ended July 31, 1996, 1995 and 1994                  F-6


Notes to Consolidated Financial Statements                         F-7 to F-12


Schedules of Investments
         at July 31, 1996 and 1995                                        F-13


2. Financial statement schedules required to be filed are listed below and may be found at the page indicated.

Schedules have been omitted because they are not required or the information is included in the financial statements and notes thereto.


3.  Exhibits.

         None

(b) Reports on Form 8-K

     Form 8-K was filed on November 9, 1995 to announce the extension of Class A and Class B Warrants from November 15, 1995 to May 15, 1996.

     Form 8-K was filed on May 10, 1996 to announce the extension of Class A and Class B Warrants from May 15, 1996 to May 15, 1997.

(c) Exhibits required by Item 601 of Regulation S-K

    Exhibit  3.1     Articles of Incorporation..............................  *

    Exhibit  3.2     Bylaws...................................................*

    Exhibit  3.3     Designation of Series A Preferred Stock..................-

    Exhibit 11       Statement of Computation of Per Share Earnings (Loss)..F-4

    Exhibit 16       Letter re Change in Certifying Accountant  .............**



     * Incorporated by reference from the Registrant's Registration Statement on Form S-18, No. 1-14200, effective November 27, 1985.

     ** Incorporated by reference from Form 8-K effective August 25, 1993.


     Required exhibits are listed in Item 14 (a) (3) of this Annual Report on Form 10-K.


(d) Financial Statement Schedules.

     Required financial statement schedules are attached hereto and are listed in Item 14(a) (2) of this Annual Report on Form 10-K

                                 SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                               COMPUSONICS VIDEO CORPORATION
                                                         (Registrant)


                                                 By s/ Richard P. Palmeri
                                                 -----------------------------
                                                 Richard P. Palmeri, President


Date:  October 28, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of October, 1996.

                  Signature                      Title


            s/ Robert R. Hebard
            --------------------
            Robert R. Hebard               Chairman of the Board of Directors
                                           Chief Executive Officer and Treasurer


           s/Robert J. Flynn
           ---------------------
            Robert J. Flynn                Vice President and Director


         The foregoing constitute all of the Board of Directors.

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
CompuSonics Video Corporation and Subsidiaries


     We have audited the accompanying consolidated balance sheets of CompuSonics Video Corporation and Subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended July 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuSonics Video Corporation and Subsidiaries as of July 31, 1996, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses of $63,576, $57,605 and $55,673 for the years ended July 31, 1996, 1995, 1994, respectively, and as of July 31, 1996 had a working capital deficiency of $552,276 and net stockholders' deficiency of $552,276. The Company earned no commission income during the years ended July 31, 1996, 1995 and 1994 and is dependent upon a related party to fund its working capital. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on F-14 is presented for purposes of complying with rules of the Securities and Exchange Commission and are not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Hirsch & Silberstein, P.C.

Farmington Hills, MI
October 10, 1996

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


ASSETS

                                                    July 31,
                                                      1996           1995
                                                  --------        -------
Current Assets
  Cash                                          $      266     $       36
  Marketable Equity Securities Available
    For Sale                                        71,188         94,252
                                                ----------     ----------
        Total Assets                            $   71,454     $   94,288
                                                ==========     ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes Payable to Related Entities             $  373,290     $  351,290
  Notes Payable - Other                             20,100         20,100
  Accounts Payable and Accrued Liabilities          36,451         35,062
  Accounts Payable - Related Entities              193,889        153,471
                                                ----------     ----------
      Total Liabilities                            623,730        559,923
                                                ==========     ==========

Stockholders' Deficit
  Preferred Stock - Series A Convertible Stock
    $.001 Par Value, 75,000,000 Shares
    Authorized, -0- Shares Issued and Outstanding      -0-            -0-
  Common Stock $.001 Par Value, 300,000,000
    Shares Authorized, 160,006,250 Shares
    Issued and Outstanding in 1996 and 1995        160,006        160,006
  Additional Paid-In Capital                       680,880        680,880
  Retained Earnings
    Unrealized Gain on Available for Sale           46,152         69,217
    Accumulated Deficit                         (1,439,315)    (1,375,738)
                                                -----------    -----------
      Total Stockholders' Deficit                 (552,276)      (465,635)
                                                -----------    -----------
      Total Liabilities and Stockholder       $     71,454     $   94,288
                                                ===========    ===========






                     The accompanying notes are an integral
                       part of this financial statement.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended July 31, 1996, 1995 and 1994

                                           1996            1995            1994

Commission Income                 $         -0-   $         -0-   $         -0-
                                    ------------    ------------    ------------
General and Administrative Expenses
  Professional Fees                       5,666           3,945           6,657
  Management Fees - Related Party         1,605           3,640           8,251
  Patent Fees                            14,806          10,794          11,458
  Travel and Entertainment                  -0-           1,883             932
  All Other General and Administrative
    Expenses                                540             586             601
                                    ------------    ------------    ------------
Total General and Administrative         22,617          20,848          27,899
                                    ------------    ------------    ------------
Loss From Operations                    (22,617)        (20,848)        (27,899)
                                    ------------    ------------    ------------
Other Income (Expense)
  Interest Expense                      (40,959)        (36,757)        (27,774)
                                    ------------    ------------    ------------
Total Other Income (Expense)            (40,959)        (36,757)        (27,774)
                                    ------------    ------------    ------------
Net Loss Before Income Taxes            (63,576)        (57,605)        (55,673)
Income Tax Benefit                           -0-             -0-             -0-
                                    ------------    ------------    ------------
Net Loss                          $     (63,576)  $     (57,605)  $     (55,673)
                                    ============    ============    ============
Weighted Average Number
  of Common Shares                  160,006,250     160,006,250     160,006,250
                                    ============    ============    ============
Net Loss Per Common Share         $       (0.00)  $       (0.00)  $       (0.00)
                                    ============    ============    ============









                     The accompanying notes are an integral
                       part of this financial statement.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                For the Years Ended July 31, 1996, 1995 and 1994

                                                                                          Unrealized Gain
                                                                                          on Marketable
                                                                           Additional     Securities                       Total
                                Convertible                                Paid-In        Available-for- Accumulated  Stockholders'
                                Preferred Stock          Common Stock      Capital        Sale              Deficit       Deficit
                               -----------------------------------------------------------------------------------------------------
                                Shares    Amount    Shares       Amount
                               ------------------   ----------------------
Balance at July 31, 1993           -0-    $  -0-    160,006,250  $ 160,006  $  680,880    $     -0-      $(1,262,460)  $   (421,574)

Net Loss for the Year Ended
         July 31, 1994             -0-       -0-            -0-        -0-         -0-          -0-         (55,673)        (55,673)
                             -------------------------------------------------------------------------------------------------------
Balance at July 31, 1994           -0-       -0-    160,006,250    160,006      680,880         -0-      (1,318,133)       (477,247)

Net Loss for the Year Ended
         July 31, 1995             -0-       -0-          -0-         -0-          -0-       69,217         (57,605)         11,612
                             -------------------------------------------------------------------------------------------------------
Balance at July 31, 1995           -0-       -0-    160,006,250    160.006      680,880      69,217      (1,375,738)       (465,635)

Net Loss for the Year Ended
         July 31, 1996             -0-       -0-          -0-         -0-          -0-      (23,065)        (63,576)        (86,641)
                             -------------------------------------------------------------------------------------------------------
Balance at July 31, 1996           -0-    $  -0-    160,006,250  $ 160,006   $  680,880    $ 46,152    $ (1,439,314)    $  (552,276)
                             =======================================================================================================
















                     The accompanying notes are an integral
                       part of this financial statement.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended July 31, 1996, 1995 and 1994



                                                  1996        1995        1994
                                             -----------  ----------  ----------
Cash Flows From Operating Activities
 Net Loss                                   $   (63,576) $  (57,605) $  (55,673)
 Adjustments to Reconcile Net Loss to Net    -----------  ----------  ----------
  Cash Used by Operating Activities
    Increase (Decrease) In:
     Accounts Payable and Accrued
      Liabilities                                 1,388      (1,674)        591
     Accounts Payable
      Related Entities                           40,418      36,503      30,440
                                             -----------  ----------  ----------
      Total Adjustments                          41,806      34,829      31,031
                                             -----------  ----------  ----------
Net Cash (Used For) Operations                  (21,770)    (22,776)    (24,642)
                                             -----------  ----------  ----------

Cash Provided by Investing Activities                -0-         -0-         -0-
                                             -----------  ----------  ----------
Cash Provided by  Financing Activities
  Proceeds From Notes Payable                    22,000      22,750      24,250
                                             -----------  ----------  ----------
Net Cash Provided by Financing Activities        22,000      22,750      24,250
                                             -----------  ----------  ----------
Increase (Decrease) in Cash                         230         (26)       (392)

Balance at Beginning of Year                         36          62         454
                                             -----------  ----------  ----------
Balance at End of Year                      $       266  $       36  $       62
                                             ===========  ==========  ==========









                     The accompanying notes are an integral
                       part of this financial statement.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1996


Note 1.           Significant Accounting Policies

         A.       Business History

     CompuSonics Video Corporation (the "Company") was incorporated under the laws of the State of Colorado on August 14, 1985, for the purpose of developing, manufacturing and marketing a digital video recording and playback system. On January 20, 1988, the Company acquired all the outstanding stock of TS Industries, Inc. ("TSI") in a transaction accounted for as a pooling of interests. (See Note 2). TSI was incorporated in the State of Colorado on July 28, 1987, but did not commence operations until the acquisition of The Tyler-Shaw Corporation, a New York Corporation ("TSC"). TSI acquired TSC from Edward B. Rubin, its sole shareholder, under an agreement dated July 23, 1987 (the "Agreement") between Mr. Rubin, Equitex, Inc. ("Equitex") and TICO, Inc. ("TICO"). On November 1, 1987, Equitex and TICO assigned all their rights under the Agreement to TSI. Equitex and TICO each owned 50% of the issued and outstanding capital stock of TSI, prior to the exchange of TSI stock for the Company's stock. This acquisition was accounted for under the purchase method of accounting (See Note 2). TSC acted as a syndicator of consumer products through direct mail marketing programs. As of July 31, 1992, TSC was considered inactive and all relating assets were written off along with the reversal of its prior accruals.

     CompuSonics Video Corporation has no proven products or operations in the digital equipment area.

     At this time, Tyler Shaw is without any operations.

         B.       Consolidation

     The consolidated financial statements include the consolidated financial information of TSI since that entity's inception. This consolidated financial information of TSI includes the operations of its wholly-owned subsidiary, TSC, since its acquisition on November 16, 1987. All significant intercompany balances and transactions have been eliminated in consolidation.


         C.       Patents

     Patent costs for the years ended July 31, 1991 and prior were amortized on the straight-line method over the estimated useful life of the patents of 17 years. Due to the lack of a marketable product, research and marketing development, and the lack of adequate capital to protect and take advantage of these patents, effective with the year ended July 31, 1992, all unamortized patent costs were fully amortized. All patent maintenance costs are expensed when incurred. Patents were issued on July 21, 1987 and July 5, 1988. During the year ended July 31, 1996 the cost to maintain these patents and record them in foreign countries was $14,806 which was recorded as patent fees expense.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1996

      D.       Income Taxes

     The Company and it's wholly owned subsidiaries file a consolidated federal income tax return. Due to the Company's net operating losses there is no provision for federal income taxes in these financial statements.

     Tax  credits  will  be  reflected  in  the  income   statement   under  the
flow-through method as a deduction of income taxes in the year in which they are used. At July 31, 1996, the Company's carryforwards are as follows:

                                                                         General
Year of                          Net Operating Loss     Net Capital     Business
Expiration          Book                 Tax             Loss            Credits


  2001                -0-                  -0-              -0-           11,763
  2002            324,164              328,407              -0-           18,390
  2003            329,338              223,481              -0-              -0-
  2004             66,722              110,507              -0-              -0-
  2005            155,215              143,453              -0-              -0-
  2006             80,080               55,410              730              -0-
  2007            236,002              228,734              -0-              -0-
  2008             84,714               99,931           22,500              -0-
  2009             55,673               55,664              -0-              -0-
  2010             57,605               57,499              -0-              -0-
  2011             63,576               63,576              -0-              -0-

     The primary difference between the book and tax net operating loss carryforwards result from differences in depreciation and amortization methods and the treatment of unrealized loss of market value of certain investments.

         E.       Net Loss Per Common Share

     The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding. All "cheap stock" issued prior to the public offering is included in the computation as if it were outstanding from inception.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1996



Note 2.           Marketable Securities

     During the years ended July 31, 1996 and 1995 the Company held common stock in Williams Controls, Inc. (Nasdaq "WMCO") in which a major shareholder and former officer/director of the Company is an officer. The stock had a cost of $25,035 and a fair market value at July 31, 1996 and 1995 of $71,188 and $94,252 respectively.

     In accordance with SFAS 115, the Company has classified the WMCO stock as an available- for-sale security and has reported it at its fair market value effective July 31, 1996.

          These securities are collateral for loans from a related party.

Note 3.           Notes Payable

         A.       Related Entity Notes Payable

          Since the inception of the Company to October 1996, related companies have provided loans to meet the operating cash flow need. These notes are rewritten as the loan amount increases. Notes payable to related entities bear interest at 8 to 12 percent per annum, and are due and payable within 180 days or on demand and are dated as follows:

                                                          July 31,
                                              --------------------------
                                                  1996              1995
                                              --------          --------
     June 21, 1988         (3)      12%            600               600
     August 30, 1989       (3)      12%          6,500             6,500
     January 14, 1993      (3)      10%          5,000             5,000
     December 3, 1996      (1)      10.25%     202,067           180,067
     September 26, 1996    (2)      10.25%     159,123           159,123


 (1) Owed to Acrodyne Corporation ("Acrodyne"). Collateralized by all assets of CompuSonics Video Corporation.

 (2) Owed to Acrodyne.  Collateralized by all of the assets of Tyler-Shaw.

 (3) Owed to Acrodyne, unsecured, transferred from Equitex, Inc. (see note 8).

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1996



         B.       Non - Related Entity Notes Payable

                                                  July 31,
                                          -----------------------
                                          1996               1995
                                        ------             ------
   October 8, 1996    (1)    10.25%     20,100             20,100


 (1)Owed to First Equity Corporation. Collaterized by all assets of CompuSonics Video Corporation.


Note 4.           Stockholders' Equity

         A.       Preferred Stock

          Under the Company's Certificate of Incorporation, up to 75,000,000 shares of preferred stock, with classes and terms as designated by the Company, may be issued and outstanding at any point in time. The Company had 300,000 authorized shares of Series A Convertible Preferred Stock ($.001 par value) outstanding at July 31, 1988. In September 1988, all the outstanding shares were converted at $.001 per share, at the holder's option, into 30,000,000 shares of common stock.

         B.       Public Offering of Common Stock

          In December 1985 the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to May 15, 1997. The Company may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

          One Class B warrant entitles the holder to purchase one share of the Company's common stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to May 15, 1997. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a nonaccountable expense allowance of $27,000.

          The public offering was successfully completed on December 13, 1985 and the Company received $727,971 as the net offering proceeds for the 30,000,000 units sold. As of July 31, 1996, 6,250 Class A warrants have been exercised for total proceeds of $313.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1996

          Also pursuant to the underwriting agreement, the Company sold to the Underwriter, for $100, warrants to purchase 3,000,000 shares of the Company's common stock at a price of $.036 per share. These warrants were exercisable for a period of four years beginning December 13, 1986. These warrants were not exercised and have expired.

         C.       Incentive Stock Option Plan

          On October 4, 1985, the Company's board of directors authorized an Incentive Stock Option Plan covering up to 7,000,000 shares of the Company's common stock for key employees. The board of directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options.

Note 5.           Related Party Transactions

          The Company currently occupies office space, at no charge, in the office of Acrodyne, a related entity. The accounts payable, as of July 31, 1996 and 1995, include management fees owed to Acrodyne of $9,952 and $8,347 respectively (see note 6(b)).

          The Company also has an unsecured advance payable, to Acrodyne of $26,016 as of July 31, 1996. This payable was transferred from Equitex, Inc. to Acrodyne Corporation in August, 1993 (see note 4). The accrued interest payable at July 31, 1996 and 1995 to Acrodyne was $157,921 and $119,108 respectively.

          See Note 3, herein, regarding loans made to the Company by a related entity.

          During the years ended July 31, 1996 and 1995 the Company held common stock in a company in which the Company's major shareholder and former officer/director (see Note 9) is an officer and director (see Note 2).

Note 6.           Commitments

         A.    Agreement with Former Stockholder of The Tyler-Shaw Corporation

          As a result of the acquisition of TSC by TSI, TSI entered into consulting and non- compete agreements with the former stockholder requiring annual payment of $25,000 through November, 1992. Two annual payments were made under this agreement. Due to the inactivity of Tyler-Shaw, no future payments are anticipated or accrued for.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1996

         B.       Office Space

          The Company currently uses space, at no charge, in the office of a related entity for the purposes of administration and development. TSC also utilizes space in a related entity at no charge for the purposes of accounting and administration. The Company believes its current facilities are sufficient for its presently intended business activity.

          In August 1990 the Company entered into a management fee agreement with the related entity, at the time, whereby the Company will pay direct labor cost plus overhead for management services rendered. Management fees expense totalled $1,605, $3,640, and $8,251 for the years ended July 31, 1996, 1995, and 1994.



Note 7.           Cash Flows Disclosure

          Interest and income taxes paid for the years ended July 31, 1996, 1995 and 1994 were as follows:

                             1996                 1995                  1994
                           ---------          ----------            ----------
         Income Taxes     $    -0-            $     -0-            $      -0-
                           =========           =========            ==========
         Interest         $    -0-            $     -0-            $      -0-
                           =========           =========            ==========


Note 8.           Transfer of Interest

          On August 19, 1993, Equitex transferred all its interest in the Company including stocks, notes and accounts receivable to Thomas W. Itin or his assigns. Mr. Itin is the former President and Chairman of the Board of the Company. Thomas W. Itin is Chairman of the Board and President of Acrodyne and WMCO.


Note 9.           Change in Control

          Effective November 10, 1993, the President and Chairman of the Board of Directors of the Company resigned due to commitments to other companies in which he is an officer and director. Robert R. Hebard was elected as director and chairman of the board and a new president was elected. Mr. Hebard is assistant secretary of an investee, WMCO, and is a son-in-law of Mr. Itin.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                            Schedules of Investments
                            At July 31, 1996 and 1995


                                                                                       Amount at Which
                                                                                       Each Portfolio of
                                                                    Market Value of    Equity Security Issues
                                                                    Each Issue at      and Each Other
       Name of Issuer and            Number of         Cost of      Balance Sheet      Security Issue Carried
      Title of Each Issue         Shares or Units     Each Issue        Date           in the Balance Sheet
-----------------------------     ---------------     ----------    ---------------    ----------------------

July 31, 1996

Common Stocks
--------------
Williams Controls, Inc. *                  28,475        $25,035         $71,188             $71,188
                                         ========       ========        ========            ========

July 31, 1995


Common Stocks
--------------
Williams Controls, Inc. *                  28,475        $25,035         $94,252             $94,252
                                         ========       ========        ========            ========





* See Note 2



                     The accompanying notes are an integral
                       part of this financial statement.