Form 10-Q
period 1996-10-31
COMPUSONICS VIDEO CORP
filed 1996-12-16
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter year ended:                            Commission file number:
  October 31, 1996                                            0-14200


                          CompuSonics Video Corporation
             (Exact name of Registrant as specified in its charter)

         Colorado                                             84-1001336
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

7001 Orchard Lake Road - Suite 424
        West Bloomfield, MI                                  48322-3608
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days: Yes X No

     As of November 29, 1996, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

             Form 10-Q Filing for the Quarter Ended October 31, 1996

                                      INDEX
                                                                         Page
                                                                        Number
                                                                        -------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

           Consolidated Balance Sheets
             October 31, 1996 (Unaudited) and July 31, 1996                  3

           Consolidated Statements of Operations (Unaudited)
             Three months ended October 31, 1996
                 and 1995                                                    4

           Consolidated Statements of Cash Flows (Unaudited)
             Three months ended October 31, 1996 and 1995                    5

           Notes to Consolidated Financial Statements                        6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            6

PART II.          OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  7

           Signature Page                                                    8

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                    10/31/96        07/31/96
                                                   ----------      ----------
Current Assets
  Cash                                           $       103      $      266
  Marketable Equity Securities Available
    For Sale                                          72,078          71,188
                                                  ------------      ----------
                   Total Assets                  $    72,181      $   71,454
                                                  ============      ==========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT



Current Liabilities
  Notes Payable to Related Entities              $   384,090      $  373,290
  Notes Payable - Other                               20,100          20,100
  Accounts Payable and Accrued Liabilities            37,292          36,451
  Accounts Payable - Related Entities                193,660         193,889
                                                  ------------     -----------
                                                     635,142         623,730
                                                  ------------     -----------
Stockholders' Deficit
  Preferred Stock - Series A Convertible Stock      (562,961)       (552,276)
    $.001 Par Value, 75,000,000 Shares
    Authorized, -0- Shares Issued and Outstanding        -0-             -0-
  Common Stock $.001 Par Value, 300,000,000
    Shares Authorized, 160,006,250 Shares
    Issued and Outstanding                           160,006         160,006
  Additional Paid-In Capital                         680,880         680,880
  Retained Earnings
    Unrealized Gain on Available for Sale
      Securities                                      47,042          46,152
    Accumulated Deficit                           (1,450,888)     (1,439,315)
                                                 -----------     -----------
      Total Stockholders' Deficit                   (562,960)       (552,276)
                                                 -----------     -----------
   Total Liabilities and Stockholders' Deficit   $    72,181      $   71,454
                                                 ===========     ===========

                       See notes to financial statements

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            For the three months ended October
                                                    1996              1995
                                               -----------          ----------
Income                                        $       -0-          $       -0-

General and Administrative Expenses
  Professional Fees                                   539                1,910
  Management Fees - Related Party                     -0-                1,005
  Patent Fees                                         473                9,575
  All Other General and Administrative
    Expenses                                          321                  350
                                               -----------         ------------
                                                    1,333               12,840

Loss From Operations                               (1,333)             (12,840)
                                               -----------         ------------
Other Income (Expense)
  Interest Expense                                (10,242)             (10,252)
                                               -----------         ------------

Net Loss Before Income Taxes                      (11,574)             (23,092)
Income Tax Benefit                                    -0-                  -0-
                                               -----------         ------------
Net Loss                                      $   (11,574)         $   (23,092)
                                               ===========         ============
Weighted Average Number
  of Common Shares                            160,006,250          160,006,250
                                              ============         ============

Net Loss Per Common Share                     $     (0.00)         $     (0.00)
                                              ============         ============








                        See notes to Financial Statements

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                         For the three months ended October 31,
                                                   1996               1995

Cash Flows From Operating Activities
    Net Loss                                   $  (11,575)         $  (23,092)
    Adjustments to Reconcile Net Loss to Net
      Cash Used by Operating Activities
         Change in Assets and Liabilities
            Increase (Decrease) In:
              Accounts Payable and Accrued
                     Liabilities                      842               1,294
              Accounts Payable
                     Related Entity                  (229)             10,702
                                               -----------          ----------
                        Total Adjustments             612              11,996
                                               -----------          ----------
Net Cash (Used For) Operations                    (10,963)            (11,096)
                                               -----------          ----------
Cash Provided by(Used For) Investing Activities        -0-                 -0-
                                               -----------          ----------
Net Cash Provided by Investing Activities              -0-                 -0-
                                               -----------          ----------
Cash Provided by (Used For) Financing Activities
         Proceeds From Notes Payable - Related      10,800              11,200
                                               -----------          ----------
Net Cash Provided by (Used For) Financing
   Activies                                         10,800              11,200
                                               -----------          ----------
Increase (Decrease) in Cash                           (163)                103

Balance at Beginning of Period                         266                  36
                                               -----------          ----------
Balance at End of Period                        $      103        $        140
                                               ===========          ==========



                       See notes to financial statements

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

     The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month period ended October 31, 1996; the company's financial position at October 31, 1996 and July 31, 1996; and the cash flows for the three-month period ended October 31, 1996 and 1995. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 1996 Form 10-K.

     The results for the three-month period ended October 31, 1996 are not necessarily indicative of future financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The net loss from operations for the three-month period ended October 31, 1996 was $11,507 less than that for the three-month period ended October 31, 1995. This was due mainly to the decrease in patent fees of $9,102, decrease in management fees of $1,005 and a decrease in professional fees of $1,371.

     Working capital decreased by $10,685 from July 31, 1996 to October 31, 1996, due to the net loss of $11,575 and an increase in unrealized gain on investments of $890. In the past, the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.

     The Registrant has the following marketable securities:

         Williams Controls, Inc.  28,475 Common Shares
                  Cost - $25,035
                  Market Value at 10/31/96  - $72,078
         These shares are used as collateral against the notes payable.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

              (a)  Exhibits - None

              (b)  Reports on Form 8-K

                           None

                          COMPUSONICS VIDEO CORPORATION

                                    Form 10-Q

                     For the quarter ended October 31, 1996

                                 Signature Page


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     COMPUSONICS VIDEO CORPORATION
                                     -----------------------------
                                              (Registrant)





                                      By s\ Robert R. Hebard
                                      -------------------------
                                      Robert R. Hebard, Chief Executive Officer
                                      & Chairman of the Board

Date Signed:  December 10, 1996