Form 10-Q
period 1997-01-31
COMPUSONICS VIDEO CORP
filed 1997-03-14
CIK 777844

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter year ended:                             Commission file number:
  January 31, 1997                                             0-14200


                          CompuSonics Video Corporation
             (Exact name of Registrant as specified in its charter)

         Colorado                                            84-1001336
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

7001 Orchard Lake Road - Suite 424
        West Bloomfield, MI                                  48322-3608
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days: Yes X No

     As of March 12, 1997, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

             Form 10-Q Filing for the Quarter Ended January 31, 1997

                                      INDEX
                                                                          Page
                                                                        Number

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

            Consolidated Balance Sheets
              January 31, 1997 (Unaudited) and July 31, 1996                 3

            Consolidated Statements of Operations (Unaudited)
              Six months ended January 31, 1997 and 1996                     4

            Consolidated Statements of Cash Flows (Unaudited)
              Six months ended January 31, 1997 and 1996                     5

            Notes to Consolidated Financial Statements                       6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              6

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    7

         Signature Page                                                      8

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

      ASSETS


                                                       01/31/97        07/31/96
                                                    -----------      ----------
Current Assets
  Cash                                             $       427      $      266
  Marketable Securities Available
    For Sale                                            70,333          71,188
                                                   -----------      ----------
                                                   $    70,761      $   71,454
                                                   ===========      ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT



Current Liabilities
  Notes Payable to Related Entities                $   386,390      $  373,290
  Notes Payable - Other                                 20,100          20,100
  Accounts Payable and Accrued Liabilities              37,520          36,451
  Accounts Payable - Related Entities                  203,641         193,889
                                                   -----------      ----------
                                                       647,651         623,730
                                                   -----------      ----------
Stockholders' Deficit
  Preferred Stock - Series A Convertible Stock
    $.001 Par Value, 75,000,000 Shares
    Authorized, -0- Shares Issued and Outstanding          -0-             -0-
  Common Stock $.001 Par Value, 300,000,000
    Shares Authorized, 160,006,250 Shares
    Issued and Outstanding                             160,006         160,006
  Additional Paid-In Capital                           680,880         680,880
  Retained Earnings
     Unrealized Gain on Available for Sale Securities   45,298          46,153
     Accumulated Deficit                            (1,463,074)     (1,439,315)
                                                   ------------     -----------
                                                      (576,890)       (552,276)
                                                   ------------     -----------
                                                  $     70,761      $   71,454
                                                   ============     ===========


                       See notes to financial statements

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                       For the three months ended January    For the six months ended January
                                             1997              1996                1997            1996

Income                                 $       -0-       $       -0-         $       -0-     $       -0-
                                        -----------       -----------         ------------    -----------
General and Administrative Expenses
  Professional Fees                           (514)             (599)                 25           1,311
  Management Fees - Related Party                0               600                   0           1,605
  Patent Fees                                2,413             1,120               2,886          10,695
  All Other General and Administrative
    Expenses                                  (215)               71                 106             421
                                        -----------       -----------         ------------    -----------
                                             1,684             1,192               3,017          14,032

Loss From Operations                        (1,684)           (1,192)             (3,017)        (14,032)
                                        -----------       -----------         ------------    -----------
Other Income (Expense)
  Interest Expense                         (10,500)          (10,408)            (20,742)        (20,660)
                                        -----------       -----------         ------------    -----------

Net Loss Before Income Taxes               (12,184)          (11,600)            (23,759)        (34,692)
Income Tax Benefit                             -0-               -0-                 -0-             -0-
                                        -----------       -----------         ------------    -----------
Net Loss                               $   (12,184)      $   (11,600)        $   (23,759)    $   (34,692)
                                        ===========       ===========         ============    ===========
Weighted Average Number
  of Common Shares                      160,006,250       160,006,250          160,006,250     160,006,250
                                        ===========       ===========         ============    ============
Net Loss Per Common Share              $        (0)      $        (0)        $         (0)    $        (0)
                                        ===========       ===========         ============     ===========

                       See notes to financial statements

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                            For the six months ended January 31,
                                                    1997               1996
                                                  ----------          ----------
Cash Flows From Operating Activities
 Net Loss                                         $ (23,759)         $  (34,692)
 Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities
      Change in Assets and Liabilities
         Increase (Decrease) In:
           Accounts Payable and Accrued
                  Liabilities                         1,069                 921
           Accounts Payable
                  Related Entity                      9,751              21,166
                                                  ----------          ----------
                     Total Adjustments               10,820              22,087
                                                  ----------          ----------
Net Cash (Used For) Operations                      (12,939)            (12,605)
                                                  ----------          ----------
Cash Provided by (Used For) Investing Activities        -0-                 -0-
                                                  ----------          ----------
Net Cash Provided by Investing Activities               -0-                 -0-
                                                  ----------          ----------
Cash Provided by (Used For) Financing Activities
         Proceeds From Notes Payable - Related       13,100              12,600
                                                  ----------          ----------
Net Cash Provided by(Used For)Financing Actitivies   13,100              12,600
                                                  ----------          ----------
Increase (Decrease) in Cash                             161                  (5)

Balance at Beginning of Period                          266                  36
                                                  ----------          ----------
Balance at End of Period                         $      427        $         31
                                                  ==========          ==========



                       See notes to financial statements

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

          The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six-month period ended January 31, 1997; the company's financial position at January 31, 1997 and July 31, 1996; and the cash flows for the six-month period ended January 31, 1997 and 1996. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 1996 Form 10-K.

          The results for the six-month period ended January 31, 1997 are not necessarily indicative of future financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The net loss from operations for the six-month period ended January 31, 1997 was $10,933 less than that for the six-month period ended January 31, 1996. This was due mainly to the decrease in patent fees of $7,809, decrease in management fees of $1,605 and a decrease in professional fees of $1,286.

          Working capital decreased by $24,614 from July 31, 1996 to January 31, 1997, due to the net loss of $23,759 and a decrease in unrealized gain on investments of $855. In the past, the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.





The Registrant has the following marketable securities:

                    Williams Controls, Inc.  28,475 Common Shares
                               Cost - $25,035
                               Market Value at 01/31/97  - $70,333
These shares are used as collateral against the notes payable.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

                  (a)  Exhibits - None

                  (b)  Reports on Form 8-K

                           None

                          COMPUSONICS VIDEO CORPORATION

                                    Form 10-Q

                     For the quarter ended January 31, 1997

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




                                  COMPUSONICS VIDEO CORPORATION
                                           (Registrant)





                                  By s\ Robert R. Hebard
                                     -----------------------------------------
                                     Robert R. Hebard, Chief Executive Officer
                                      & Chairman of the Board

Date Signed:  March 14, 1997