Form 10-Q
period 1997-04-30
COMPUSONICS VIDEO CORP
filed 1997-06-11
CIK 777844

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter year ended:                             Commission file number:
  April 30, 1997                                               0-14200
-------------------------                              ------------------------

                               CompuSonics Video Corporation
                  (Exact name of Registrant as specified in its charter)

         Colorado                                               84-1001336
-------------------------------                       -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification Number)


7001 Orchard Lake Road - Suite 424
        West Bloomfield, MI                                   48322-3608
---------------------------------------------           ----------------------
(Address of principal executive offices)                       (Zip Code)


               Registrant's telephone number, including area code:

                                 (248) 851-5651
                                 --------------
          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.001 Par Value
                         -------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days: Yes X No

     As of June 2, 1997, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                     COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

                 Form 10-Q Filing for the Quarter Ended April 30, 1997

                                         INDEX
                                                                           Page
                                                                         Number
                                                                      ---------
PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements.

            Consolidated Balance Sheets
             April 30, 1997 (Unaudited) and July 31, 1996                     3

            Consolidated Statements of Operations (Unaudited)
             Nine months ended April 30, 1997
              and 1996                                                        4

            Consolidated Statements of Cash Flows (Unaudited)
             Nine months ended April 30, 1997 and 1996                        5

            Notes to Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              6

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  7

            Signature Page                                                    8

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                          ASSETS


                                                          ------------------------------
                                                            04/30/97           07/31/96
                                                          -----------        -----------

Current Assets
    Cash                                              $          391       $        266
    Marketable Securities Available
      For Sale                                                71,188             71,188
                                                          -----------        -----------
                                                      $       71,579       $     71,454
                                                          ===========        ===========



                         LIABILITIES AND STOCKHOLDERS' DEFICIT



Current Liabilities
    Notes Payable to Related Entities                 $      386,390       $    373,290
    Notes Payable - Other                                     20,100             20,100
    Accounts Payable and Accrued Liabilities                  38,202             36,451
    Accounts Payable - Related Entities                      214,234            193,889
                                                          -----------        -----------
                                                             658,926            623,730
                                                          -----------        -----------
Stockholders' Deficit
    Preferred Stock - Series A Convertible Stock
      $.001 Par Value, 75,000,000 Shares
      Authorized, -0- Shares Issued and Outstanding               -0-                -0-
    Common Stock $.001 Par Value, 300,000,000
      Shares Authorized, 160,006,250 Shares
      Issued and Outstanding                                 160,006            160,006
    Additional Paid-In Capital                               680,880            680,880
    Retained Earnings
       Unrealized Gain on Available for Sale Securities       46,153             46,153
       Accumulated Deficit                                (1,474,386)        (1,439,315)
                                                          -----------        -----------
                                                            (587,347)          (552,276)
                                                          -----------        -----------
                                                      $       71,579       $     71,454
                                                          ===========        ===========

                           See notes to financial statements

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             For the three months ended April 30,    For the nine months ended April 30,
                                             -------------------------------------   -----------------------------------
                                                   1997                  1996               1997               1996
                                             -------------------------------------   -----------------------------------

Income                                       $           -0-       $           -0-    $           -0-    $           -0-
                                             ---------------      ----------------   ----------------    ---------------

General and Administrative Expenses
  Professional Fees                                     563                   264                588              1,575
  Management Fees - Related Party                       900                    -0-               900              1,605
  Patent Fees                                          (423)                6,959              2,463             17,654
  All Other General and Administrative
    Expenses                                             73                    84                180                504
                                             ---------------      ----------------   ----------------    ---------------

                                                      1,113                 7,307              4,131             21,338
                                             ---------------      ----------------   ----------------    ---------------

Loss From Operations                                 (1,113)               (7,307)            (4,131)           (21,338)
                                             ---------------      ----------------   ----------------    ---------------

Other Income (Expense)
  Interest Expense                                  (10,198)              (10,121)           (30,940)           (30,781)
                                             ---------------      ----------------   ----------------    ---------------


Net Loss Before Income Taxes                        (11,312)              (17,427)           (35,071)           (52,119)
Income Tax Benefit                                       -0-                   -0-                -0-                -0-
                                             ---------------      ----------------   ----------------    ---------------

Net Loss                                     $      (11,312)       $      (17,427)    $      (35,071)    $      (52,119)
                                             ===============      ================   ================    ===============

Weighted Average Number
  of Common Shares                              160,006,250           160,006,250        160,006,250        160,006,250
                                             ===============      ================   ================    ===============

Net Loss Per Common Share                    $           (0)       $           (0)    $           (0)    $           (0)
                                             ===============      ================   ================    ===============

                        See notes to financial statements

                               COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                 For the nine months ended April 30,
                                               -----------------------------------------
                                                         1997                   1996
                                               -----------------------------------------

Cash Flows From Operating Activities
      Net Loss                                       $  (35,071)           $    (52,119)
      Adjustments to Reconcile Net Loss to Net
        Cash Used by Operating Activities
            Change in Assets and Liabilities
                Increase (Decrease) In:
                  Accounts Payable and Accrued
                           Liabilities                    1,751                     625
                  Accounts Payable
                           Related Entity                20,345                  30,759
                                                       ---------             -----------

                              Total Adjustments          22,096                  31,385
                                                       ---------             -----------

Net Cash (Used For) Operations                          (12,975)                (20,734)
                                                       ---------             -----------

Cash Provided by (Used For) Investing Activities             -0-                     -0-
                                                       ---------             -----------

Net Cash Provided by Investing Activities                    -0-                     -0-
                                                       ---------             -----------

Cash Provided by (Used For) Financing Activities
            Proceeds From Notes Payable - Related        13,100                  21,000
                                                       ---------             -----------

Net Cash Provided by (Used For) Financing Activities     13,100                  21,000
                                                       ---------             -----------

Increase (Decrease) in Cash                                 125                     266

Balance at Beginning of Period                              266                      36
                                                       ---------             -----------

Balance at End of Period                          $         391         $           302
                                                       =========             ===========





                           See notes to financial statements

                   COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES


               Notes to Condensed Consolidated Financial Statements

                                      (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

     The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine-month period ended April 30, 1997; the company's financial position at April 30, 1997 and July 31, 1996; and the cash flows for the nine-month period ended April 30, 1997 and 1996. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 1996 Form 10-K.

     The results for the nine-month period ended April 30, 1997 are not necessarily indicative of future financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The net loss from operations for the nine-month period ended April 30, 1997 was $17,048 less than that for the nine-month period ended April 30, 1996. This was due mainly to the decrease in patent fees of $15,191, decrease in management fees of $705 and a decrease in professional fees of $987.

     Working capital decreased by $35,071 from July 31, 1996 to April 30, 1997, due to the net loss of $35,071. In the past, the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.

The Registrant has the following marketable securities:

                  Williams Controls, Inc.  28,475 Common Shares
                        Cost - $25,035
                        Market Value at 04/30/97  - $71,188
            These shares are used as collateral against the notes payable.




PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

            (a)  Exhibits - None

            (b)  Reports on Form 8-K

               On April 29, 1997, the Registrant filed a Form 8-K reporting the extension date of the Class A and Class B warrants from May 15, 1997 to May 15, 1998.

                             COMPUSONICS VIDEO CORPORATION

                                       Form 10-Q

                         For the quarter ended April 30, 1997

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




                             COMPUSONICS VIDEO CORPORATION
                                     (Registrant)





                                       By s\ Robert R. Hebard
                                       ----------------------------------
                                       Robert R. Hebard, Chief Executive Officer
                                                & Chairman of the Board

Date Signed: June 11, 1997