Form 10-K
period 1997-07-31
COMPUSONICS VIDEO CORP
filed 1997-10-29
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM  10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended:                             Commission file number:
       July 31, 1997                                           0-14200
-------------------------                                 --------------------

                         COMPUSONICS VIDEO CORPORATION
            (Exact name of Registrant as specified in its charter)

         Colorado                                        84-1001336
---------------------------------                      ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification Number)


7001 Orchard Lake Road - Suite 424
        West Bloomfield, MI                                 48322-3608
----------------------------------------                ---------------------
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days: Yes X No

      As of October 1, 1997, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $ 200,884 based on the average of the bid and asked prices (As of September 22, 1994 the last reported date) of ($.0025) as reported by the National Quotation Bureau, Inc.

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


      (c) Narrative Description of Business.

      (c) (1) (i):

THE COMPUSONICS VIDEO SYSTEM
----------------------------

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

      Advances in computer technology, particularly in digital memory devices, have been applied in the development of both audio and video digital recording and playback systems. CompuSonics Corporation, owner of 7.1% of the Common Stock of the Registrant, has produced audio digital systems which utilize advanced microcomputer chips to record and reproduce audio signals using its proprietary digital audio technology, known as "CSX". The Registrant has exclusive license to utilize the CSX technology in the development and production of its products. The motion picture industry currently uses digital image processors for the creation of special effects and picture enhancements. These image processors use small digital memories to store and manipulate images which have been digitalized and transferred from analog sources.

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


DIRECT MAIL MARKETING
---------------------

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

      The Registrant's subsidiary, Tyler-Shaw, who is currently inactive, was in
                                       6
competition with all companies engaged in direct mail marketing. It can be expected that most of the Registrant's direct mail marketing competitors will have extensive experience and possess financial, technological and personnel resources substantially greater than the Registrant's.

      (c)(l)(xi) During the period from August 1, 1989, through July 31, 1997, the Registrant did not expend any funds on research and development.

      (c) (l)(xii) The Registrant is not materially affected by the federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

      (c)(l) (xiii) As of October 1, 1997, neither the Registrant nor the subsidiary had full time employees.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Registrant's shareholders during the fourth quarter ended July 31, 1997.


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

      The range of high and low bid quotations for the Registrant's Common Stock since the quarter ended October 31, 1994 is as follows:

                                          High Bid*   Low Bid*
                                          ---------   --------


October 31, 1994                            **                **
January 31, 1995                            **                **
April 30, 1995                              **                **
July 31, 1995                               **                **
October 31, 1995                            **                **
January 31, 1996                            **                **
April 30, 1996                              **                **
July 31, 1996                               **                **
October 31, 1996                            **                **
January 31, 1997                            **                **
April 30, 1997                              **                **
July 31, 1997                               **                **

** No Bid reported for Common Stock

      On September 22, 1994, the respective bid and ask prices reported for the Common Stock were $-0-* and $ .005*.

       *Prices are inter-dealer quotations as reported by the National Quotation Bureau, Inc., New York, New York, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      (b) Holders.

      As of July 31, 1997, the number of record holders of the Registrant's Common Stock was approximately 5,290.

      (c) Dividends.

      The Registrant has never paid a dividend with respect to its Common Stock and does not intend to pay a dividend in the foreseeable future. The shares of Series A Preferred Stock are entitled to a $1.00 per share annual preference, which must be paid before any dividends are payable on the Common Stock. There are no preferred shares outstanding.

ITEM 6.     SELECTED FINANCIAL DATA


                                              July 31,
                    --------------------------------------------------------------
                       1997        1996        1995         1994         1993
                       ----        ----        ----         ----         ----

Working Capital       (604,401)   (552,276)   (465,635)    (477,247)    (421,574)
Cash                        153         266          36           62          454
Total Assets             67,781      71,454      94,288       25,097       25,489
Total Liabilities       672,182     623,730     559,923      502,344      447,063
Shareholders'         (604,401)   (552,276)   (465,635)    (477,247)    (421,574)
Equity
Operating Revenue           -0-         -0-         -0-          -0-          -0-
Gross Profit                -0-         -0-         -0-          -0-          -0-
Total General
&
Administrative            7,026      22,617      20,848       27,899       77,464
  Expenses

Research
&                           -0-         -0-         -0-          -0-          -0-
Development
Net other
income                 (41,540)    (40,959)    (36,757)     (27,774)      (7,250)
(expense)

Net Loss               (48,566)    (63,576)    (57,605)     (55,673)     (84,714)


Net loss
per                           *           *           *            *            *
common share
            Note:  * Less than $.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

       Working capital decreased by $52,125 for the period from August 1, 1996 through July 31, 1997. This was caused by the net loss for the year of $48,566 and the unrealized loss difference on investments of $3,559 from the previous year.

       Net loss from operations was $7,026 which was primarily patent fees of $2,463; management fees of $1,200 to a related company and professional fees of $3,144 for auditing services and stock transfer fees.

       In accordance with SFAS 115, the Registrant reported the 28,475 shares of Williams Controls, Inc. common stock (Nasdaq "WMCO") at fair market value at closing price on July 31, 1997 of $67,628. The stock is classified as available-for-sale securities and originally cost $25,035.

       In the past the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.


Results of Operations
---------------------

Year ended July 31, 1997
Compared to July 31, 1996

       Operating revenue for the years ended July 31, 1997 and 1996 were $-0-. The subsidiary that had provided revenues, in the years prior to 1992, has been inactive during the last five years and the Registrant does not expect income from this operation in future years.

       General and administrative expenses were $7,026 for the year ended July 31, 1997 compared to $22,617 for the year ended July 31, 1996. As discussed above, the expenses incurred were for the extension of currently held patents, $2,463; Professional fees of $3,144: and Management fees of $1,200 to a related party for services including accounting and SEC report preparation. Legal fees and patent fees decreased substantially from prior years.

During the year ended July 31, 1997, other income and expense consisted of interest expense of $41,540 on notes payable.

Year ended July 31, 1996
Compared to July 31, 1995

       Operating revenue for the years ended July 31, 1995 and 1994 were $-0-. The subsidiary that had provided revenues, in the years prior to 1992, has been inactive during the last four years and the Registrant does not expect income from this operation in future years.

       General and administrative expense were $22,617 for the year ended July 31, 1996 compared to $20,848 for the year ended July 31, 1995. The expenses incurred were for the extension of currently held patents, $14,806; Professional fees of $5,666: and Management fees of $1,605 to a related party for services including accounting and SEC report preparation. Legal fees and patent fees decreased substantially from prior years.

During the year ended July 31, 1995, other income and expense consisted of interest expense of $40,959 on notes payable.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Financial   statements  and  supplementary  data  immediately follow  the signature page of this document and are listed under Item 14 of Part IV of this Annual Report on the Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b) Identification of Directors and Executive Officers.

      Name                 Age                 Position
      ----                 ---                 --------
      Robert R Hebard         44     Chairman  of the  Board,  Chief  Executive
                                      Officer, President and Treasurer


      Robert J. Flynn         62     Vice President, Director, and Secretary


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


(d) Family Relationships.

      Robert R. Hebard's father-in-law is the Registrant's major shareholder and is the former President and former Chairman of the Board of the Registrant. There are no other family relationships between any director, executive officer or person nominated or chosen by the Registrant to become a director or executive officer.


(e) Business Experience.

(e) (1) Background.

Robert R. Hebard
----------------

After receiving a Bachelors Degree in Marketing/Management from Cornell University in 1975, Mr. Hebard held various marketing/production positions with Goldome Bank, a $10 billion thrift in Buffalo, N.Y. While there, he received his MBA in 1982, from Canisius College. Mr. Hebard joined Comerica Bank, Detroit, Michigan, in September 1982 as Business Development Manager-Executives and Professionals. In July 1984, he became Vice President of Marketing for U.S. Mutual Financial Corporation, then returned to Comerica in January 1985 to become Vice President/Group Product Manager for Consumer Products. In June 1986, he was named First Vice President/Director of Product Management for Comerica, and in January 1992, was named First Vice President/Director of Retail Marketing for Comerica after the merger of Manufacturers Bank into Comerica. Mr. Hebard is currently President and Chairman of Enercorp, Inc., a publicly held business development company. Mr. Hebard is also a director, Vice President and Treasurer of Woodward Partners, Inc., and a director, Vice President and Secretary of 1001 Woodward, Inc. Mr. Hebard is on the Board of Directors of Ajay Sports, Inc., Delavan, Wisconsin.

Robert  J.  Flynn
-----------------
Mr. Flynn has been Chairman of the Board of Funding Enterprises, a Southfield, Michigan based marketing company for 20 years. He has been active in the securities and insurance fields since 1963 and in the marketing of Real Estate securities since 1968. Mr. Flynn is licensed as a registered security representative and insurance agent. Since 1981, he has been Chairman of the Act 78 Southfield Police and Fire Commission. Mr. Flynn received a B.S. degree from Cornell University in 1958.

(e) (2) Directorships.

Mr. Hebard is a director of Woodward Partners, Inc., 1001 Woodward, Inc., Enercorp, Inc., and Ajay Sports, Inc.; latter two of which are publicly-held companies. Mr. Flynn is Chairman of the Board of Funding Enterprises. (e) (2) Directorships.


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


ITEM 11.    EXECUTIVE COMPENSATION

(a) (1) Cash Compensation.

      The following sets forth all remuneration paid in the fiscal year ended July 31, 1997, to all officers of the Registrant and the total amount of remuneration paid to the officers and directors as a group:

      Number of persons                   Capacities in           Cash
               in group (1)               which served             compensation
              -------------               -------------           -------------
Registrant:
      All executive officers              Various                     None
         as a group

Subsidiary:
   No officers or directors received remuneration exceeding $60,000 during the fiscal year ended July 31, 1997.


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


(b) (4) Stock Option and Stock Appreciation Rights Plans.

      During the period from August 1, 1988, through July 31, 1997, no stock options were granted.


(c) Other Compensation.

      No other compensation having a value of the lesser of $60,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to all executive officers as a group during the period from August 1, 1989, through July 31, 1997.


(d) Compensation of Directors.

(d) (1) Standard Arrangements.

      The Registrant reimburses its directors for expenses incurred by them in connection with business performed on the Registrant's behalf, including expenses incurred in attending meetings. No such reimbursements were made for the period from August 1, 1989 through July 31, 1997. The Registrant does not pay any director's fees.


(d) (2) Other Arrangements.

      There are no other arrangements pursuant to which any director of the Registrant was compensated during the period from August 1, 1989, through July 31, 1997, for services as a director other than as listed above in (d) (1).


(e) Termination of Employment and Change of Control Arrangement.

      The Registrant has no formal plan or arrangement with respect to any such persons which will result from a change in control of the Registrant or a change in the individual's responsibilities following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)(b)Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

      The following table sets forth the number of shares of the Registrant's common stock, its only class of voting securities, owned by executive officers and directors, individually, and beneficial owners of more than five percent of the Registrant's Common Stock, and executive officers as a group, as of October 1, 1997.

                                          Number of Shares
                                          and Nature
                                          of Beneficial            Percent
Name and address                          Ownership (1)            of Class
----------------                          -------------            --------

CompuSonics Corporation                    11,300,000 (2)           7.1%
2345 Yale Street
Palo Alto, California 94306

TICO, Inc.                                 30,000,000              18.7%
7001 Orchard Lake Road
Suite 424
West Bloomfield, Michigan 48322

Acrodyne Profit Sharing Trust               9,617,594               6.0%
7001 Orchard Lake Road
Suite 424
West Bloomfield, Michigan 48322


Thomas W. Itin                             64,652,594 (3)          40.4%
7001 Orchard Lake Road
Suite 424
West Bloomfield, Michigan 48322


Robert R. Hebard                           20,000,000 (4)          12.5%

Officer and directors                      20,000,000 (5)          12.5%
as a group (one person)

   (1) All shares are beneficially owned of record unless otherwise indicated.

   (2) A transfer of 18,700,000 shares from CompuSonics Corporation to Equitex, Inc. has not been recorded by the Registrants' stock transfer agent as of October 1, 1997 but has been reflected in the above numbers. The shares have subsequently been transferred from Equitex to other parties.

   (3) Mr. Itin has held in his name -0- shares of the Registrant. Mr. Itin has beneficial ownership of the following:

            TICO, Inc.                          30,000,000
            TICO                                    35,000
            SICO                                 5,000,000
            Acrodyne Profit
              Sharing Trust                      9,617,594
            Other Trusts                        20,000,000
                                                ----------
                                                64,652,594

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

   (5) Includes only active management as of October 1, 1997.

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

Loans

      The Registrant previously had outstanding notes and accounts payable to an affiliated party and shareholder, Equitex, Inc. In August 1993, Equitex, Inc. transferred all its interest in the Registrant including these notes and accounts payable to an affiliated party. The notes and accounts payable totalling $47,408 with interest as of July 31, 1997, are unsecured and bear interest at the rate of 10 and 12% per annum, and are due upon demand.

      The Registrant and its subsidiary Tyler-Shaw together, in addition to the above stated amounts, have outstanding notes and accounts payable to an affiliated party totaling $566,883 with interest as of July 31, 1997. The loans are at 10.50% & 10.25% interest, respectfully. These loans are collaterized by all the assets of Tyler-Shaw and the Registrant. The Registrant also has an outstanding notes payable to a non-affiliated party in the amount of $28,329, including interest of 10.50%.

Equipment Acquisitions

      From August 1, 1989, through July 31, 1997, the Registrant did not purchase any equipment of material value.


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


1.  Financial Statements and Supplementary Data.                        Page
                                                                        ----
Independent Auditor's Report                                         F-1 to F-2

Consolidated Balance Sheets at July 31, 1997 and 1996                       F-3

Consolidated Statements of Operations
       for the years ended July 31, 1997, 1996 and 1995                     F-4

Consolidated Statements of Changes in Stockholders' Deficit
      for the years ended July 31, 1997, 1996 and 1995                      F-5

Statements of Cash Flows
   for the years ended July 31, 1997, 1996 and 1995                         F-6


Notes to Consolidated Financial Statements                          F-7 to F-12


Schedules of Investments
   at July 31, 1997 and 1996                                               F-13


2. Financial statement schedules required to be filed are listed below and may be found at the page indicated.

Schedules have been omitted because they are not required or the information is included in the financial statements and notes thereto.


3.  Exhibits.

      None

(b) Reports on Form 8-K

   Form 8-K was filed on April 29, 1997 to announce the extension of Class A and Class B Warrants from May 15, 1997 to May 15, 1998.

(c) Exhibits required by Item 601 of Regulation S-K

   Exhibit  3.1     Articles of Incorporation................................ *

   Exhibit  3.2     Bylaws  ................................................. *

   Exhibit  3.3     Designation of Series A Preferred Stock.................. -

   Exhibit 11       Statement of Computation of Per Share Earnings (Loss)....F-4

   Exhibit 16       Letter re Change in Certifying Accountant ................**



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


                                          COMPUSONICS VIDEO CORPORATION
                                                       (Registrant)



                                                By s/ Robert R. Hebard
                                                  ---------------------------
                                               Robert R. Hebard, President


Date:  October 28, 1997


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of October, 1997.

            Signature                                       Title
            ---------                                       -----

      s/ Robert R. Hebard
      ------------------------
      Robert R. Hebard                    Chairman of the Board of Directors
                                          Chief Executive Officer and Treasurer


      s/Robert J. Flynn
      ------------------------
      Robert J. Flynn                     Vice President and Director


      The foregoing constitute all of the Board of Directors.

                         INDEPENDENT AUDITOR'S REPORT


Board of Directors
CompuSonics Video Corporation and Subsidiaries

We have audited the accompanying balance sheets of CompuSonics Video Corporation and Subsidiaries as of July 31, 1997 and 1996, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended July 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuSonics Video Corporation and Subsidiaries as of July 31, 1997, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses of $48,566, $63,576, and $57,605 for the years ended July 31, 1997, 1996, 1995, respectively, and as of July 31, 1997 had a working capital deficiency of $604,401 and net stockholders' deficiency of $604,401. The Company earned no commission income during the years ended July 31, 1997, 1996 and 1995 and is dependent upon a related party to fund its working capital. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as whole. The schedule on F-13 is presented for purposes of complying with the rules of the Securities and Exchange Commission and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as whole.

-------------------------
Hirsch & Silberstein, P.C.

Farmington Hills,  Michigan
October 20, 1997

                     COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


                                        ASSETS
                                        ------

                                                                       July 31,
                                                           -----------------------------
                                                              1997              1996
                                                           -----------       -----------

Current Assets
    Cash                                                 $        153      $        266
    Marketable Equity Securities Available
      For Sale                                                 67,628            71,188

                                                           -----------       -----------
           Total Assets                                  $     67,781      $     71,454
                                                           ===========       ===========


                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Notes Payable to Related Entities                    $    390,590      $    373,290
    Notes Payable - Other                                      20,100            20,100
    Accounts Payable and Accrued Liabilities                   37,791            36,451
    Accounts Payable - Related Entities                       223,701           193,889
                                                           -----------       -----------
         Total Liabilities                                    672,182           623,730
                                                           -----------       -----------

Stockholders' Deficit
    Preferred Stock - Series A Convertible Stock
      $.001 Par Value, 75,000,000 Shares
      Authorized, -0- Shares Issued and Outstanding                -0-               -0-
    Common Stock $.001 Par Value, 300,000,000
      Shares Authorized, 160,006,250 Shares
      Issued and Outstanding in 1997 and 1996                 160,006           160,006
    Additional Paid-In Capital                                680,880           680,880
    Retained Earnings
      Unrealized Gain on Available for Sale Securities         42,593            46,152
      Accumulated Deficit                                  (1,487,880)       (1,439,315)
                                                           -----------       -----------
         Total Stockholders' Deficit                         (604,401)         (552,276)
                                                           -----------       -----------

         Total Liabilities and Stockholders' Deficit     $     67,781      $     71,454
                                                           ===========       ===========







                        The accompanying  notes  are an  integral
                          part  of  this financial statement.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended July 31, 1997, 1996 and 1995

                                                1997               1996               1995
                                             ------------       ------------       ------------

Commission Income                       $             -0-  $             -0-  $             -0-
                                             ------------       ------------       ------------

General and Administrative Expenses
  Professional Fees                                3,144              5,666              3,945
  Management Fees - Related Party                  1,200              1,605              3,640
  Patent Fees                                      2,463             14,806             10,794
  Travel and Entertainment                            -0-                -0-             1,883
  All Other General and Administrative
    Expenses                                         219                540                586
                                             ------------       ------------       ------------

Total General and Administrative Expenses          7,026             22,617             20,848
                                             ------------       ------------       ------------

Loss From Operations                              (7,026)           (22,617)           (20,848)
                                             ------------       ------------       ------------

Other Income (Expense)
  Interest Expense                               (41,540)           (40,959)           (36,757)
                                             ------------       ------------       ------------

Total Other Income (Expense)                     (41,540)           (40,959)           (36,757)
                                             ------------       ------------       ------------


Net Loss Before Income Taxes                     (48,566)           (63,576)           (57,605)
Income Tax Benefit                                    -0-                -0-                -0-
                                             ------------       ------------       ------------

Net Loss                                $        (48,566)  $        (63,576)  $        (57,605)
                                             ============       ============       ============

Weighted Average Number
  of Common Shares                           160,006,250        160,006,250        160,006,250
                                             ============       ============       ============

Net Loss Per Common Share               $          (0.00)  $          (0.00)  $          (0.00)
                                             ============       ============       ============










                            The accompanying  notes are an integral
                               part of this financial statement.

                   COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                For the Years Ended July 31, 1997, 1996 and 1995

                                                                                          Unrealized Gain
                                                                                          on Marketable
                                                                            Additional    Securities                   Total
                                   Convertible                              Paid-In       Available-for-  Accumulated  Stockholders'
                                 Preferred Stock       Common Stock         Capital       Sale            Deficit      Deficit
                           ---------------------------------------------------------------------------------------------------------
                           Shares      Amount     Shares           Amount
                           ------------------------------------------------

Balance at July 31, 1994      -0-    $    -0-   160,006,250     $  160,006  $ 680,880   $          -0-  $ (1,318,133) $   (477,247)

Net Loss for the Year Ended
            July 31, 1995     -0-         -0-            -0-            -0-        -0-         69,217        (57,605)        11,612
                           ---------------------------------------------------------------------------------------------------------

Balance at July 31, 1995      -0-         -0-   160,006,250        160,006    680,880          69,217     (1,375,738)     (465,635)

Net Loss for the Year Ended
            July 31, 1996     -0-         -0-            -0-            -0-        -0-       (23,065)        (63,576)      (86,641)
                           ---------------------------------------------------------------------------------------------------------

Balance at July 31, 1996      -0-         -0-   160,006,250        160,006    680,880          46,152     (1,439,314)     (552,276)

Net Loss for the Year Ended
            July 31, 1997     -0-         -0-            -0-            -0-        -0-        (3,559)        (48,566)      (52,125)
                           ---------------------------------------------------------------------------------------------------------

Balance at July 31, 1997      -0-    $    -0-   160,006,250     $  160,006  $ 680,880   $      42,593   $ (1,487,880) $   (604,401)
                           =========================================================================================================
















                     The accompanying notes are an integral
                        part of this financial statement.

                        COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Years Ended July 31, 1997, 1996 and 1995



                                                    1997             1996            1995
                                                 ------------     -----------     -----------

Cash Flows From Operating Activities
    Net Loss                                   $     (48,566)   $    (63,576)   $    (57,605)
                                                 ------------     -----------     -----------
    Adjustments to Reconcile Net Loss to Net
     Cash Used by Operating Activities
       Increase (Decrease) In:
         Accounts Payable and Accrued
          Liabilities                                  1,341           1,388          (1,674)
         Accounts Payable
          Related Entities                            29,812          40,418          36,503
                                                 ------------     -----------     -----------

          Total Adjustments                           31,153          41,806          34,829
                                                 ------------     -----------     -----------

Net Cash (Used For) Operations                       (17,413)        (21,770)        (22,776)
                                                 ------------     -----------     -----------


Cash Provided by Investing Activities                     -0-             -0-             -0-
                                                 ------------     -----------     -----------

Cash Provided by  Financing Activities
     Proceeds From Notes Payable                      17,300          22,000          22,750
                                                 ------------     -----------     -----------

Net Cash Provided by Financing Activities             17,300          22,000          22,750
                                                 ------------     -----------     -----------

Increase (Decrease) in Cash                             (113)            230             (26)

Balance at Beginning of Year                             266              36              62
                                                 ------------     -----------     -----------

Balance at End of Year                         $         153    $        266   $          36
                                                 ============     ===========     ===========










                           The  accompanying  notes are an integral
                              part of this financial statement.

                       COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       July 31, 1997
                                       -------------




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


      C.    Patents

            Patent costs for the years ended July 31, 1991 and prior were amortized on the straight-line method over the estimated useful life of the patents of 17 years. Due to the lack of a marketable product, research and marketing development, and the lack of adequate capital to protect and take advantage of these patents, effective with the year ended July 31, 1992, all unamortized patent costs were fully amortized. All patent maintenance costs are expensed when incurred. Patents were issued on July 21, 1987 and July 5, 1988. During the year ended July 31, 1997 the cost to maintain these patents and record them in foreign countries was $2,463 which was recorded as patent fees expense.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1997
                                 -------------
      D.    Income Taxes

            The Company and it's wholly owned subsidiaries file a consolidated federal income tax return. Due to the Company's net operating losses there is no provision for federal income taxes in these financial statements.

            Tax credits will be reflected in the income statement under the flow-through method as a deduction of income taxes in the year in which they are used. At July 31, 1997, the Company's carryforwards are as follows:


                                           Net Operating Loss   General
               Year of                  ----------------------- Net Capital
             Expiration       Book           Tax        Loss    Business Credits
             ----------      ------         -------    -------- ----------------

                2001             -0-            -0-         -0-     11,763
                2002         324,164        328,407         -0-     18,390
                2003         329,338        223,481         -0-        -0-
                2004          66,722        110,507         -0-        -0-
                2005         155,215        143,453         -0-        -0-
                2006          80,080         55,410         730        -0-
                2007         236,002        228,734         -0-        -0-
                2008          84,714         99,931      22,500        -0-
                2009          55,673         55,664         -0-        -0-
                2010          57,605         57,499         -0-        -0-
                2011          63,576         63,576         -0-        -0-
                  2012        48,566         48,566         -0-        -0-

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

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1997
                                 -------------


Note 2.     Marketable Securities

      During the years ended July 31, 1997 and 1996 the Company held common stock in Williams Controls, Inc. (Nasdaq "WMCO") in which a major shareholder and former officer/director of the Company is an officer. The stock had a cost of $25,035 and a fair market value at July 31, 1997 and 1996 of $67,628 and $71,188 respectively.

      In accordance with SFAS 115, the Company has classified the WMCO stock as an available-for-sale security and has reported it at its fair market value effective July 31, 1997.

      These securities are collateral for loans from a related party.

Note 3.     Notes Payable

      A.    Related Entity Notes Payable

            Since the inception of the Company to October 1997, related companies have provided loans to meet the operating cash flow need. These notes are rewritten as the loan amount increases. Notes payable to related entities bear interest at 8 to 12 percent per annum, and are due and payable within 180 days or on demand and are dated as follows:




                                                        July 31,
                                                  -----------------------------
                                                      1997                 1996
                                                      ----                 ----

            June 21, 1988           (3)   12%          600                  600
            August 30, 1989         (3)   12%        6,500                6,500
            January 14, 1993        (3)   10%        5,000                5,000
            January 19, 1998        (1)  10.50%    219,367              202,067
            September 21, 1997      (2)  10.25%    159,123              159,123


            (1) Owed to Acrodyne Corporation ("Acrodyne"). Collateralized by all assets of CompuSonics Video Corporation.

            (2) Owed to Acrodyne. Collateralized by all of the assets of Tyler-Shaw.

            (3)   Owed to Acrodyne,  unsecured,  transferred from Equitex,  Inc.
                 (see note 8).

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1997
                                 -------------


      B.    Non - Related Entity Notes Payable

                                                        July 31,
                                              -------------------------
                                                1997              1996
                                                ----              ----
            October 3, 1997   (1)   10.50%      20,100            20,100


            (1) Owed to First Equity Corporation. Collaterized by all assets of CompuSonics Video Corporation.


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

      B.    Public Offering of Common Stock

            In December 1985 the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to May 15, 1998. The Company may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

            One Class B warrant entitles the holder to purchase one share of the Company's common stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to May 15, 1998. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a nonaccountable expense allowance of $27,000.

            The public offering was successfully completed on December 13, 1985 and the Company received $727,971 as the net offering proceeds for the 30,000,000 units sold. As of July 31, 1997, 6,250 Class A warrants have been exercised for total proceeds of $313.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1997
                                 -------------

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

Note 5.     Related Party Transactions

            The Company currently occupies office space, at no charge, in the office of Acrodyne, a related entity. The accounts payable, as of July 31, 1997 and 1996, include management fees owed to Acrodyne of $300 and $9,952 respectively (see note 6(b)).

            The Company also has an unsecured advance payable, to Acrodyne of $26,016 as of July 31, 1997. This payable was transferred from Equitex, Inc. to Acrodyne Corporation in August, 1993 (see note 4). The accrued interest payable at July 31, 1997 and 1996 to Acrodyne was $197,385 and $157,921 respectively.

            See Note 3, herein, regarding loans made to the Company by a related entity.

            During the years ended July 31, 1997 and 1996 the Company held common stock in a company in which the Company's major shareholder and former officer/director (see Note 9) is an officer and director (see Note 2).

Note 6.     Commitments

      A.    Agreement with Former Stockholder of The Tyler-Shaw Corporation

            As a result of the acquisition of TSC by TSI, TSI entered into consulting and non-compete agreements with the former stockholder requiring annual payment of $25,000 through November, 1992. Two annual payments were made under this agreement. Due to the inactivity of Tyler-Shaw, no future payments are anticipated or accrued for.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1997
                                 -------------
      B.    Office Space

            The Company currently uses space, at no charge, in the office of a related entity for the purposes of administration and development. TSC also utilizes space in a related entity at no charge for the purposes of accounting and administration. The Company believes its current facilities are sufficient for its presently intended business activity.

            In August 1990 the Company entered into a management fee agreement with the related entity, at the time, whereby the Company will pay direct labor cost plus overhead for management services rendered. Management fees expense totalled $1,200, $1,605, and $3,640 for the years ended July 31, 1997, 1996, and 1995.



Note 7.     Cash Flows Disclosure

      Interest and income taxes paid for the years ended July 31, 1997, 1996 and 1995 were as follows:

                                1997              1996               1995
                              --------          ---------         ----------

      Income Taxes            $    -0-          $     -0-         $      -0-
                              ========          =========         ==========

      Interest                $    -0-          $     -0-         $      -0-
                              ========          =========         ==========



Note 8.     Transfer of Interest

      On August 19, 1993, Equitex transferred all its interest in the Company including stocks, notes and accounts receivable to Thomas W. Itin or his assigns. Mr. Itin is the former President and Chairman of the Board of the Company, and he is Chairman of the Board and President of Acrodyne and WMCO.

Note 9.     Change in Control

     Effective January 1, 1997, Mr. Richard Palmeri resigned as Director and President of the Company. Mr. Hebard was elected President. Mr. Hebard is assistant secretary of an investee, WMCO.

Note 10.    Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.



                                        COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                                     Schedules of Investments
                                                     At July 31, 1997 and 1996

                                                                                                            Amount at Which
                                                                                                            Each Portfolio of
                                                                                   Market Value of          Equity Security Issues
                                                                                    Each Issue at           and Each Other
   Name of Issuer and                  Number of                Cost of             Balance Sheet           Security Issue Carried
  Title of Each Issue               Shares or Units           Each Issue                 Date               in the Balance Sheet
------------------------------    ---------------------     ----------------     ---------------------      ------------------------

July 31, 1997

Common Stocks

Williams Controls, Inc. *                  28,475                   $25,035                   $67,628                     $67,628


July 31, 1996


Common Stocks

Williams Controls, Inc. *                   28,475                   $25,035                   $71,188                     $71,188






* See Note 2



                                                         The accompanying notes are an integral
                                                           part of this financial statement.


                                                                          F-13