Form 10-Q
period 1997-10-31
COMPUSONICS VIDEO CORP
filed 1997-12-04
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                     Quarterly Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

     For the quarter year ended:                         Commission file number:
       October 31, 1997                                          0-14200
     --------------------------                             --------------------


                          CompuSonics Video Corporation
             (Exact name of Registrant as specified in its charter)

              Colorado                                           84-1001336
      ------------------------------                       ---------------------
     (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                       Identification Number)

     7001 Orchard Lake Road - Suite 424
             West Bloomfield, MI                                 48322-3608
     ----------------------------------------              ---------------------
     (Address of principal executive offices)                    (Zip Code)

                   Registrant's telephone number, including area code:

                                      (248) 851-5651
                                      ---------------

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

     As of November 26, 1997, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

                Form 10-Q Filing for the Quarter Ended October 31, 1997

                                      INDEX
                                                                          Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements.

            Consolidated Balance Sheets
             October 31, 1997 (Unaudited) and July 31, 1997                3

            Consolidated Statements of Operations (Unaudited)
             Three months ended October 31, 1997
              and 1996                                                     4

            Consolidated Statements of Cash Flows (Unaudited)
             Three months ended October 31, 1997 and 1996                  5

            Notes to Consolidated Financial Statements                     6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           6

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               7

            Signature Page                                                 8


                       COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                          ASSETS

                                                               ------------------------------
                                                                10/31/97           07/31/97
                                                               -----------        -----------

Current Assets
    Cash                                                   $          117       $        153
    Marketable Equity Securities Available
      For Sale                                                     62,289             67,628
                                                               -----------        -----------
                                                           $       62,406       $     67,781
                                                               ===========        ===========



                         LIABILITIES AND STOCKHOLDERS' DEFICIT



Current Liabilities
    Notes Payable to Related Entities                      $      390,590       $    390,590
    Notes Payable - Other                                          20,100             20,100
    Accounts Payable and Accrued Liabilities                       42,002             37,791
    Accounts Payable - Related Entities                           234,164            223,701
                                                               -----------        -----------
                                                                  686,856            672,182
                                                               -----------        -----------
Stockholders' Deficit
    Preferred Stock - Series A Convertible Stock
      $.001 Par Value, 75,000,000 Shares
      Authorized, -0- Shares Issued and Outstanding                    -0-                -0-
    Common Stock $.001 Par Value, 300,000,000
      Shares Authorized, 160,006,250 Shares
      Issued and Outstanding                                      160,006            160,006
    Additional Paid-In Capital                                    680,880            680,880
    Retained Earnings
      Unrealized Gain on Available for Sale Securities             37,254             42,593
      Accumulated Deficit                                      (1,502,590)        (1,487,880)
                                                               -----------        -----------
         Total Stockholders' Deficit                             (624,450)          (604,401)
                                                               -----------        -----------
         Total Liabilities and Stockholders' Deficit       $       62,406       $     67,781
                                                               ===========        ===========


                           See notes to financial statements
                                           3

                   COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          For the three months ended October 31,
                                           -------------------------------------
                                                 1997                  1996
                                           -------------------------------------

Income                                     $           -0-       $           -0-
                                           ---------------      ----------------

General and Administrative Expenses
  Professional Fees                                   735                   539
  Management Fees - Related Party                     300                    -0-
  Patent Fees                                       2,945                   473
  All Other General and Administrative
    Expenses                                           36                   321
                                           ---------------      ----------------

                                                    4,016                 1,333
                                           ---------------      ----------------

Loss From Operations                               (4,016)               (1,333)
                                           ---------------      ----------------

Other Income (Expense)
  Interest Expense                                (10,694)              (10,242)
                                           ---------------      ----------------


Net Loss Before Income Taxes                      (14,710)              (11,575)
Income Tax Benefit                                     -0-                   -0-
                                           ---------------      ----------------

Net Loss                                   $      (14,710)       $      (11,575)
                                           ===============      ================

Weighted Average Number
  of Common Shares                            160,006,250           160,006,250
                                           ===============      ================

Net Loss Per Common Share               $           (0.00)    $           (0.00)
                                           ===============      ================









              See notes to Financial Statements



                       COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                     For the three months ended October 31,
                                                    -----------------------------------------
                                                               1997                   1996
                                                    -----------------------------------------

Cash Flows From Operating Activities
      Net Loss                                        $     (14,710)        $       (11,575)
      Adjustments to Reconcile Net Loss to Net
        Cash Used by Operating Activities
            Change in Assets and Liabilities
                Increase (Decrease) In:
                  Accounts Payable and Accrued
                           Liabilities                        4,212                     842
                  Accounts Payable
                           Related Entity                    10,462                    (229)
                                                          ---------             -----------

                              Total Adjustments              14,674                     612
                                                          ---------             -----------

Net Cash (Used For) Operations                                  (36)                (10,963)
                                                          ---------             -----------

Cash Provided by (Used For) Investing Activities                 -0-                     -0-
                                                          ---------             -----------

Net Cash Provided by Investing Activities                        -0-                     -0-
                                                          ---------             -----------

Cash Provided by (Used For) Financing Activities
            Proceeds From Notes Payable - Related                -0-                 10,800
                                                          ---------             -----------

Net Cash Provided by (Used For) Financing Activities             -0-                 10,800
                                                          ---------             -----------

Increase (Decrease) in Cash                                     (36)                   (163)

Balance at Beginning of Period                                  153                     266
                                                          ---------             -----------

Balance at End of Period                              $         117         $           103
                                                          =========             ===========





                           See notes to financial statements



                   COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

            The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month period ended October 31, 1997; the company's financial position at October 31, 1997 and July 31, 1997; and the cash flows for the three-month period ended October 31, 1997 and 1996. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 1997 Form 10-K.

            The results for the three-month period ended October 31, 1997 are not necessarily indicative of future financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The net loss from operations for the three-month period ended October 31, 1997 was $3,135 more than that for the three-month period ended October 31, 1996. This was due mainly to the increase in patent fees of $2,945.

            Working capital decreased by $20,049 from July 31, 1997 to October 31, 1997, due to the net loss of $14,710 and an decrease in unrealized gain on investments of $5,339. In the past, the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.

            The Registrant has the following marketable securities:

                  Williams Controls, Inc.  28,475 Common Shares
                        Cost - $25,035
                        Market Value at 10/31/97  - $62,289
            These shares are used as collateral against the notes payable.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

            (a)  Exhibits - None

            (b)  Reports on Form 8-K

                  None

                          COMPUSONICS VIDEO CORPORATION

                                    Form 10-Q

                     For the quarter ended October 31, 1997

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




                          COMPUSONICS VIDEO CORPORATION
                          -----------------------------
                                  (Registrant)





                                          By s\ Robert R. Hebard
                                             -----------------------------------
                                                Robert R. Hebard, Chief
                                                Executive Officer & Chairman of
                                                the Board



Date Signed:  December 4, 1997