Form 10-Q
period 1998-01-31
COMPUSONICS VIDEO CORP
filed 1998-03-16
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                     Quarterly Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

     For the quarter year ended:                       Commission file number:
------------------------------------                    -----------------------
       January 31, 1998                                         0-14200


                          CompuSonics Video Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Colorado                                          84-1001336
     -------------------------------                     ----------------------
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                       Identification Number)

     7001 Orchard Lake Road - Suite 424
             West Bloomfield, MI                                  48322-3608
     ----------------------------------------                   --------------
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

     As of March 13, 1998, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

                Form 10-Q Filing for the Quarter Ended January 31, 1998

                                      INDEX
                                                                          Page
                                                                         Number
                                                                        -------
PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements.

            Consolidated Balance Sheets
             January 31, 1998 (Unaudited) and July 31, 1997                   3

            Consolidated Statements of Operations (Unaudited)
             Three and Six months ended January 31, 1998
              and 1997                                                        4

            Consolidated Statements of Cash Flows (Unaudited)
             Six months ended January 31, 1998 and 1997                       5

            Notes to Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              6

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  7

            Signature Page                                                    8

                              COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                          ASSETS


                                                          ------------------------------
                                                            01/31/98           07/31/97
                                                          -----------        -----------
Current Assets
    Cash                                              $           71       $        153
    Marketable Securities Available
      For Sale                                                77,417             67,628
                                                          -----------        -----------
                                                      $       77,488       $     67,781
                                                          ===========        ===========



                         LIABILITIES AND STOCKHOLDERS' DEFICIT



Current Liabilities
    Notes Payable to Related Entities                 $      392,440       $    390,590
    Notes Payable - Other                                     20,100             20,100
    Accounts Payable and Accrued Liabilities                  42,506             37,791
    Accounts Payable - Related Entities                      244,127            223,701
                                                          -----------        -----------
                                                             699,173            672,182
                                                          -----------        -----------
Stockholders' Deficit
    Preferred Stock - Series A Convertible Stock
      $.001 Par Value, 75,000,000 Shares
      Authorized, -0- Shares Issued and Outstanding               -0-                -0-
    Common Stock $.001 Par Value, 300,000,000
      Shares Authorized, 160,006,250 Shares
      Issued and Outstanding                                 160,006            160,006
    Additional Paid-In Capital                               680,880            680,880
    Retained Earnings
       Unrealized Gain on Available for Sale Securities       52,381             42,593
       Accumulated Deficit                                (1,514,952)        (1,487,879)
                                                          -----------        -----------
                                                            (621,685)          (604,401)
                                                          -----------        -----------
                                                      $       77,488       $     67,781
                                                          ===========        ===========


                           See notes to financial statements
                                           3


                                                 COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                             For the three months ended January 31,  For the six months ended January 31,
                                             ----------------------------------------------------------------------------
                                                   1998                  1997               1998               1997
                                             -------------------------------------   ------------------------------------

Income                                       $           -0-       $           -0-    $           -0-    $           -0-
                                             ---------------      ----------------   ----------------    ----------------

General and Administrative Expenses
  Professional Fees                                   1,172                  (514)             1,907                 25
  Management Fees - Related Party                       300                     0                600                  0
  Patent Fees                                             0                 2,413              2,945              2,886
  All Other General and Administrative
    Expenses                                             95                  (215)               131                106
                                             ---------------      ----------------   ----------------    ----------------

                                                      1,567                 1,684              5,583              3,017
                                             ---------------      ----------------   ----------------    ----------------

Loss From Operations                                 (1,567)               (1,684)            (5,583)            (3,017)
                                             ---------------      ----------------   ----------------    ----------------

Other Income (Expense)
  Interest Expense                                  (10,795)              (10,500)           (21,489)           (20,742)
                                             ---------------      ----------------   ----------------    ----------------


Net Loss Before Income Taxes                        (12,363)              (12,184)           (27,073)           (23,759)
Income Tax Benefit                                       -0-                   -0-                -0-                -0-
                                             ---------------      ----------------   ----------------    ----------------

Net Loss                                     $      (12,363)       $      (12,184)    $      (27,073)    $      (23,759)
                                             ===============      ================   ================    ================

Weighted Average Number
  of Common Shares                              160,006,250           160,006,250        160,006,250        160,006,250
                                             ===============      ================   ================    ================

Net Loss Per Common Share                    $           (0)       $           (0)    $           (0)    $           (0)
                                             ===============      ================   ================    ================


                                           See notes to financial statements

                                                           4

                              COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                         STATEMENTS OF CASH FLOWS
                                                (Unaudited)


                                                 For the six months ended January 31,
                                               -----------------------------------------
                                                         1998                   1997
                                               -----------------------------------------

Cash Flows From Operating Activities
      Net Loss                                       $  (27,073)           $    (23,759)
      Adjustments to Reconcile Net Loss to Net
        Cash Used by Operating Activities
            Change in Assets and Liabilities
                Increase (Decrease) In:
                  Accounts Payable and Accrued
                           Liabilities                    4,714                   1,069
                  Accounts Payable
                           Related Entity                20,425                   9,751
                                                       ---------             -----------

                              Total Adjustments          25,139                  10,820
                                                       ---------             -----------

Net Cash (Used For) Operations                           (1,932)                (12,939)
                                                       ---------             -----------

Cash Provided by (Used For) Investing Activities             -0-                     -0-
                                                       ---------             -----------

Net Cash Provided by Investing Activities                    -0-                     -0-
                                                       ---------             -----------

Cash Provided by (Used For) Financing Activities
            Proceeds From Notes Payable - Related         1,850                  13,100
                                                       ---------             -----------

Net Cash Provided by (Used For) Financing Activities      1,850                  13,100
                                                       ---------             -----------

Increase (Decrease) in Cash                                 (83)                    161

Balance at Beginning of Period                              153                     266
                                                       ---------             -----------

Balance at End of Period                          $          71         $           427
                                                       =========             ===========





                           See notes to financial statements

                                           5

                   COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

            The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six-month period ended January 31, 1998; the company's financial position at January 31, 1998 and July 31, 1997; and the cash flows for the six-month period ended January 31, 1998 and 1997. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 1997 Form 10-K.

            The results for the six-month period ended January 31, 1998 are not necessarily indicative of future financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The net loss from operations for the six-month period ended January 31, 1998 was $3,314 more than that for the six-month period ended January 31, 1997. This was due mainly to the increase in professional fees of $1,882 and an increase in interest expense of $747.

            Working capital decreased by $17,285 from July 31, 1997 to January 31, 1998, due to the net loss of $27,073 and an increase in unrealized gain on investments of $9,788. In the past, the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.

            The Registrant has the following marketable securities:

                  Williams Controls, Inc.  28,475 Common Shares
                        Cost - $25,035
                        Market Value at 01/31/98  - $77,417
            These shares are used as collateral against the notes payable.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

            (a)  Exhibits - None

            (b)  Reports on Form 8-K

                  None

                          COMPUSONICS VIDEO CORPORATION

                                    Form 10-Q

                     For the quarter ended January 31, 1998

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




                          COMPUSONICS VIDEO CORPORATION
                                  (Registrant)





                                          By s\ Robert R. Hebard
                                             ---------------------------------
                                             Robert R. Hebard, Chief Executive
                                             Officer & Chairman of the Board

Date Signed:  March 13, 1998