Form 10-K
period 1998-07-31
COMPUSONICS VIDEO CORP
filed 1998-10-29
CIK 777844

1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:                             Commission file number:
       July 31, 1998                                            0-14200
--------------------------                             -----------------------

                          COMPUSONICS VIDEO CORPORATION
             (Exact name of Registrant as specified in its charter)

         Colorado                                               84-1001336
-------------------------------                        -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification Number)

7001 Orchard Lake Road - Suite 424
        West Bloomfield, MI                                     48322-3608
---------------------------------------                -----------------------
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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                -----
  As of October 1, 1998, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $ 200,884 based on the average of the bid and asked prices (As of September 22, 1994 the last reported date) of ($.0025) as reported by the National Quotation Bureau, Inc.

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


      (c) Narrative Description of Business.

      (c) (1) (i):

THE COMPUSONICS VIDEO SYSTEM
----------------------------

      The Registrant has developed a system to make video recordings, digitilize video images and playback digital data on a television monitor. Digitilizing and random access capabilities represent significant improvements over conventional analog recorders.

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

      (c) (l)(iv) The Registrant holds all rights to United States and certain foreign patent and patent applications for a digital video recording and playback system. On July 21, 1987, patent number 4,682,248 were issued to the Registrant with three claims of the Registrant being allowed. On July 5, 1988, patent number 4,755,889 was issued to the Registrant with four claims being allowed. The Japanese patent number 2,053,230 was issued on May 10, 1996 for an "Audio Digital Recording & Playback System" and will remain in effect until April 19, 2014, providing all renewals are paid. This patent is the Japanese counterpart of U.S. Patent No. 4,636,876 and 4,472,747. The Japanese patent number 2,596,420 was issued on January 9, 1997 for an "Audio Digital Recording & Playback System" and will remain in effect until September 17, 2006 providing all renewals are paid. This patent is the Japanese counterpart of U.S. Patent No. 4,755,889. There can be no assurance that patents will be issued in connection with the remaining applications. If future patents are granted and any of them are tested in litigation, such patents may not afford protection as broad as the claims made in the patent applications. Furthermore, expense required to enforce patent rights against infringers would be costly. However, the Registrant believes the patent protection obtained, and any further issuances, will greatly assist efforts to protect its technology from being copied.

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

      (c) (l)(x) The Registrant competes with all companies engaged in design, manufacture and marketing of digital video recording and playback systems. The Registrant's primary competition in the home entertainment market will be the Video Cassette Recorder ("VCR") and related recording technologies. VCRs and related equipment are manufactured and sold by numerous large, well financed companies with established distribution channels. Rental and sale of video cassettes is also well established and there are numerous outlets for pre-produced and blank video cassettes. Costs for purchasing new VCRs have been decreasing since their market introduction and VCRs are readily available for rent. It is anticipated that the Registrant's DVR will be significantly more expensive to purchase than a VCR. The Registrant anticipates that its system would compete with the VCR on the basis of the high quality of its video and audio on playback and because of the ability to more precisely index and locate selected material for playback. The Registrant is aware of the development of systems similar to its own. There can be no assurance that such systems will not soon be marketed by competitors. It can be expected that most of the Registrant's competitors will have extensive experience and possess financial, technological and personnel resources substantially greater than that of the Registrant.

      The Registrant's subsidiary, Tyler-Shaw, which is currently inactive, was in competition with all companies engaged in direct mail marketing. It can be expected that most of the Registrant's direct mail marketing competitors will have extensive experience and possess financial, technological and personnel resources substantially greater than the Registrant's.

      (c)(l)(xi) During the period from August 1, 1989, through July 31, 1998, the Registrant did not expend any funds on research and development.

      (c) (l)(xii) The Registrant is not materially affected by the federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

      (c)(l) (xiii) As of July 31, 1998, the Registrant had no employees. As of October 1, 1998, the Registrant had one employee (see Note 11, Other Subsequent Events).


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Registrant's shareholders during the fourth quarter ended July 31, 1998.

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

      The range of high and low bid quotations for the Registrant's Common Stock since the quarter ended October 31, 1994 is as follows:

                                          High Bid*   Low Bid*
                                          ---------   --------

October 31, 1995                            **              **
January 31, 1996                            **              **
April 30, 1996                              **              **
July 31, 1996                               **              **
October 31, 1996                            **              **
January 31, 1997                            **              **
April 30, 1997                              **              **
July 31, 1997                               **              **
October 31, 1997                            **              **
January 31, 1998                            **              **
April 30, 1998                              **              **
July 31, 1998                               **              **

** No Bid reported for Common Stock

      On September 22, 1994, the respective bid and ask prices reported for the Common Stock were $-0-* and $ .005*.

       *Prices are inter-dealer quotations as reported by the National Quotation Bureau, Inc., New York, New York, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      (b) Holders.

      As of July 31, 1998, the number of record holders of the Registrant's Common Stock was approximately 5,282.

      (c) Dividends.

      The Registrant has never paid a dividend with respect to its Common Stock and does not intend to pay a dividend in the foreseeable future. The shares of Series A Preferred Stock are entitled to a $1.00 per share annual preference, which must be paid before any dividends are payable on the Common Stock. There are no preferred shares outstanding.

ITEM 6.     SELECTED FINANCIAL DATA

                                               July
                                                 31,
                  --------------------------------------------------------------
                       1998        1997        1996         1995         1994
                      ------      ------      ------       ------       ------

Working Capital     (651,204)   (604,401)   (552,276)    (465,635)    (477,247)
Cash                      77         153         266           36           62
Total Assets          80,163      67,781      71,454       94,288       25,097
Total Liabilities    731,368     672,182     623,730      559,923      502,344
Shareholders'       (651,204)   (604,401)   (552,276)    (465,635)    (477,247)
Deficit
Operating Revenue         -0-         -0-         -0-          -0-          -0-
Gross Profit              -0-         -0-         -0-          -0-          -0-
Total General
&
Administrative        16,334       7,026      22,617       20,848       27,899
  Expenses

Research
&                         -0-         -0-         -0-          -0-          -0-
Development
Net other
income               (42,927)    (41,540)    (40,959)     (36,757)     (27,774)
(expense)

Net Loss             (59,261)    (48,566)    (63,576)     (57,605)     (55,673)

Net loss per               *           *           *            *            *
common share

            Note:  * Less than $.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

      Working capital decreased by $46,803 for the period from August 1, 1997 through July 31, 1998. This was caused by the net loss for the year of $59,261 and the unrealized gain difference on investments of $12,458 from the previous year.

      Net loss from operations was $16,334 which was primarily patent fees of $8,229; management fees of $1,200 to a related company and professional fees of $6,714 for auditing services and stock transfer fees.

      In accordance with SFAS 115, the Registrant reported the 28,475 shares of Williams Controls, Inc. common stock (Nasdaq "WMCO") at fair market value at closing price on July 31, 1998 of $80,086. The stock is classified as available-for-sale securities and originally cost $25,035.

      In the past the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.


Results of Operations

Year ended July 31, 1998
Compared to July 31, 1997

      Operating revenue for the years ended July 31, 1998 and 1997 were $-0-. The subsidiary that had provided revenues, in the years prior to 1992, has been inactive during the last six years and the Registrant does not expect income from this operation in future years.

      General and administrative expenses were $16,334 for the year ended July 31, 1998 compared to $7,026 for the year ended July 31, 1997. As discussed above, the expenses incurred were for the extension of currently held patents, $8,229; Professional fees of $6,714: and Management fees of $1,200 to a related party for services including accounting and SEC report preparation.

During the year ended July 31, 1998, other income and expense consisted of interest expense of $42,927 on notes payable.

The Registrant does not anticipate the year 2000 compliance requirements will have a material impact on earnings. The Registrant has initiated replacement of the Registrant's most significant computer programs with new updates that are warranted to be year 2000 compliant. Installation of these updates is anticipated to completed prior to December 31, 1998. All other programs subject to year 2000 concerns will be evaluated utilizing internal and external resources to reprogram, replace or test each of them.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b) Identification of Directors and Executive Officers.

      Name                 Age                        Position
   --------------         -----                      ----------
   Robert R Hebard         45         Chairman  of the  Board,  Chief  Executive
                                           Officer, President and Treasurer


   Robert J. Flynn         63         Vice President, Director, and Secretary


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


(e) Business Experience.

(e) (1) Background.

Robert R. Hebard
----------------

After receiving a Bachelors Degree in Marketing/Management from Cornell University in 1975, Mr. Hebard held various marketing/production positions with Goldome Bank, a $10 billion thrift in Buffalo, N.Y. While there, he received his MBA in 1982, from Canisius College. Mr. Hebard joined Comerica Bank, Detroit, Michigan, in September 1982 as Business Development Manager-Executives and Professionals. In July 1984, he became Vice President of Marketing for U.S. Mutual Financial Corporation, then returned to Comerica in January 1985 to become Vice President/Group Product Manager for Consumer Products. In June 1986, he was named First Vice President/Director of Product Management for Comerica, and in January 1992, was named First Vice President/Director of Retail Marketing for Comerica after the merger of Manufacturers Bank into Comerica. Mr. Hebard is currently President and Chairman of Enercorp, Inc., a publicly held business development company. Mr. Hebard is also a director, Vice President and Secretary of Woodward Partners, Inc. Mr. Hebard is corporate secretary and on the Board of Directors of Ajay Sports, Inc., Delavan, Wisconsin.


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


(e) (2) Directorships.

      Mr. Hebard is a director of Woodward Partners, Inc., Enercorp, Inc., and Ajay Sports, Inc.; latter two of which are publicly-held companies. Mr. Flynn is Chairman of the Board of Funding Enterprises.


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


ITEM 11.    EXECUTIVE COMPENSATION

(a) (1) Cash Compensation.

      The following sets forth all remuneration paid in the fiscal year ended July 31, 1998, to all officers of the Registrant and the total amount of remuneration paid to the officers and directors as a group:

      Number of persons                   Capacities in             Cash
            in group (1)                   which served             compensation
      ------------------                  -------------             ------------

Registrant:
      All executive officers              Various                     None
      as a group

Subsidiary:
   No officers or directors received remuneration exceeding $100,000 during the fiscal year ended July 31, 1998.


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

(b) (4) Stock Option and Stock Appreciation Rights Plans.

      During the period from August 1, 1988, through July 31, 1998, no stock options were granted.


(c) Other Compensation.

      No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to all executive officers as a group during the period from August 1, 1989, through July 31, 1998.


(d) Compensation of Directors.

(d) (1) Standard Arrangements.

      The Registrant reimburses its directors for expenses incurred by them in connection with business performed on the Registrant's behalf, including expenses incurred in attending meetings. No such reimbursements were made for the period from August 1, 1989 through July 31, 1998. The Registrant does not pay any director's fees.


(d) (2) Other Arrangements.

      There are no other arrangements pursuant to which any director of the Registrant was compensated during the period from August 1, 1989, through July 31, 1998, for services as a director other than as listed above in (d) (1).


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)(b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

      The following table sets forth the number of shares of the Registrant's common stock, its only class of voting securities, owned by executive officers and directors, individually, and beneficial owners of more than five percent of the Registrant's Common Stock, and executive officers as a group, as of October 1, 1998.

                                          Number of Shares
                                          and Nature
                                          of Beneficial             Percent
Name and address                          Ownership (1)             of Class
----------------                          ----------------          --------

CompuSonics Corporation                   11,300,000 (2)             7.1%
2345 Yale Street
Palo Alto, California 94306

TICO, Inc.                                30,000,000                18.7%
7001 Orchard Lake Road
Suite 424
West Bloomfield, Michigan 48322

Acrodyne Profit Sharing Trust              9,617,594                 6.0%
7001 Orchard Lake Road
Suite 424
West Bloomfield, Michigan 48322


Thomas W. Itin                            64,652,594 (3)            40.4%
7001 Orchard Lake Road
Suite 424
West Bloomfield, Michigan 48322


Robert R. Hebard                          20,000,000 (4)            12.5%
7001 Orchard Lake Road
Suite 424
West Bloomfield, Michigan 48322

Officer and directors                     20,000,000 (5)            12.5%
as a group (one person)

   (1) All shares are beneficially owned of record unless otherwise indicated.

   (2) A transfer of 18,700,000 shares from CompuSonics Corporation to Equitex has not been recorded by the Registrants' stock transfer agent as of October 1, 1998 but has been reflected in the above numbers. The shares have subsequently been transferred from Equitex to other parties.

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

   (5) Includes only active management as of October 1, 1998.

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


Assignment Agreement and Issuance of Preferred Stock

      The Registrant issued 300,000 shares of Series A Preferred Stock to CompuSonics Corporation which were converted in September 1988 into 30,000,000 shares of Common Stock in return for the assignment by CompuSonics Corporation of its rights under United States and certain foreign patent applications, and all rights to a digital video recording and playback system. The digital video system patent application was prepared with the assistance of CompuSonics Corporation's president at the time. Patent application fees and patent counsel fees were also paid by CompuSonics Corporation. The value of the services and the fees advanced total $34,500 of which $19,000 was expended for patent application fees and patent attorney fees and $15,500 represents salary expense for assistance provided by CompuSonics Corporation personnel. The assignment of patent application and all other rights to the digital video system gives the Registrant the right to develop the technology assigned. CompuSonics Corporation has relinquished the right to develop this video technology.

Loans

      The Registrant previously had outstanding notes and accounts payable to an affiliated party and shareholder, Equitex, Inc. In August 1993, Equitex, Inc. transferred all its interest in the Registrant including these notes and accounts payable to an affiliated party. The notes and accounts payable totalling $48,760 with interest as of July 31, 1998, are unsecured and bear interest at the rate of 10 and 12% per annum, and are due upon demand.

      The Registrant and its subsidiary Tyler-Shaw together, in addition to the above stated amounts, have outstanding notes and accounts payable to an affiliated party totaling $613,898 with interest as of July 31, 1998. The loans are at 10.50% & 10.25% interest, respectively. These loans are collaterized by all the assets of Tyler-Shaw and the Registrant. The Registrant also has an outstanding notes payable to a non-affiliated party in the amount of $30,439, including interest of 10.50%.

Equipment Acquisitions

      From August 1, 1989, through July 31, 1998, the Registrant did not purchase any equipment of material value.


(b) Certain Business Relationships.

      (b) (1) During the Registrant's most recently completed fiscal year, none of its directors or nominees for election as directors have owned, of record or beneficially, in excess of ten percent of the equity interest in any business or professional entity that made during that year, or proposes to make during the Registrant's current year, payments to the Registrant for property or services in excess of five percent of: (i) the Registrant's consolidated gross revenues for its last full fiscal year or (ii) the other entity's consolidated gross revenues for its last full fiscal year.

      (b) (2) No nominee or director of the Registrant is, or during the last full fiscal year has been, an executive of or owns, or during the last full fiscal year has owned, of record or beneficially, in excess of a ten percent equity interest in any business of professional entity to which the Registrant has made during the Registrant's last full fiscal year or proposes to make during the Registrant's current fiscal year, payments for property or services in excess of five percent of (i) the Registrant's consolidated gross revenues for its last full fiscal year, or (ii) the other entity's consolidated revenues for its last full fiscal year.

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


(c) Indebtedness of Management.

      No director, executive, officer, nominee for election as a director, any member, except as disclosed under Item 13(a) Loan section of this report, of the immediate family of any of the foregoing, or any corporation or organization of which any of the foregoing persons is an executive officer, partner or beneficial holder of ten percent or more of any class of equity securities, or any trust or other estate in which any such person has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, was indebted to the Registrant in an amount in excess of $100,000 at any time since August 14, 1985.


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


1.  Financial Statements and Supplementary Data.                        Page
                                                                        ----

Independent Auditor's Report                                          F-1 to F-2

Consolidated Balance Sheets at July 31, 1998 and 1997                        F-3

Consolidated Statements of Operations
  for the years ended July 31, 1998, 1997 and 1996                           F-4

Consolidated Statements of Changes in Stockholders' Deficit
  for the years ended July 31, 1998, 1997 and 1996                           F-5

Statements of Cash Flows
  for the years ended July 31, 1998, 1997 and 1996                           F-6


Notes to Consolidated Financial Statements                           F-7 to F-13


Schedules of Investments
  at July 31, 1998 and 1997                                                 F-14


2. Financial statement schedules required to be filed are listed below and may be found at the page indicated.

Schedules have been omitted because they are not required or the information is included in the financial statements and notes thereto.


3.  Exhibits.

      None

(b) Reports on Form 8-K

   Form 8-K was filed on May 14, 1998 to announce the extension of Class A and Class B Warrants from May 15, 1998 to May 15, 1999.

(c) Exhibits required by Item 601 of Regulation S-K

   Exhibit  3.1  Articles of Incorporation ................................... *

   Exhibit  3.2  Bylaws ...................................................... *

   Exhibit  3.3  Designation of Series A Preferred Stock ..................... -

   Exhibit 11    Statement of Computation of Per Share Earnings (Loss).......F-4

   Exhibit 16    Letter re Change in Certifying Accountant ...................**

   Exhibit 27    Financial Date Schedule     FILED HEREWITH


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


                                               COMPUSONICS VIDEO CORPORATION
                                                        (Registrant)


                                                 By: s/Robert R. Hebard
                                                  ---------------------------
                                                  Robert R. Hebard, President


Date:  October 28, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of October, 1998.

            Signature                                       Title
            ---------                                       ------

        s/Robert R. Hebard
        ------------------
         Robert R. Hebard                 Chairman of the Board of Directors
                                          Chief Executive Officer and Treasurer

        s/Robert J. Flynn
        -----------------
         Robert J. Flynn                        Vice President and Director


      The foregoing constitute all of the Board of Directors.

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
CompuSonics Video Corporation and Subsidiaries

We have audited the accompanying balance sheets of CompuSonics Video Corporation and Subsidiaries as of July 31, 1998 and 1997, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended July 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuSonics Video Corporation and Subsidiaries as of July 31, 1998, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses of $59,261, $48,566, and $63,576 for the years ended July 31, 1998, 1997, 1996, respectively, and as of July 31, 1998 had a working capital deficiency of $651,204 and net stockholders' deficiency of $651,204. The Company earned no commission income during the years ended July 31, 1998, 1997 and 1996 and is dependent upon a related party to fund its working capital. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


-----------------------------------
Hirsch Silberstein & Sulbesky, P.C.

Farmington Hills,  Michigan
October 26, 1998


                                    COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS


                                                            ASSETS

                                                                                                      July 31,
                                                                                      ------------------------------------------
                                                                                           1998                      1997
                                                                                      ----------------          ----------------

Current Assets
     Cash                                                                             $             77          $            153
     Marketable Equity Securities Available
         For Sale                                                                               80,086                    67,628

                                                                                      ----------------          ----------------
                Total Assets                                                          $         80,163          $         67,781
                                                                                      ================          ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Notes Payable to Related Entities                                                $        398,440          $        390,590
     Notes Payable - Other                                                                      20,100                    20,100
     Accounts Payable and Accrued Liabilities                                                   48,010                    37,791
     Accounts Payable - Related Entities                                                       264,818                   223,701
                                                                                      ----------------          ----------------
            Total Liabilities                                                                  731,368                   672,182
                                                                                      ----------------          ----------------

Stockholders' Deficit
     Preferred Stock - Series A Convertible Stock
         $.001 Par Value, 75,000,000 Shares
         Authorized, -0- Shares Issued and Outstanding                                              -0-                       -0-
     Common Stock $.001 Par Value, 300,000,000
         Shares Authorized, 160,006,250 Shares
         Issued and Outstanding in 1997 and 1996                                               160,006                   160,006
     Additional Paid-In Capital                                                                680,880                   680,880
     Retained Earnings
         Unrealized Gain on Available for Sale Securities                                       55,051                    42,593
         Accumulated Deficit                                                                (1,547,141)               (1,487,880)
                                                                                      ----------------          ----------------
            Total Stockholders' Deficit                                                       (651,204)                 (604,401)
                                                                                      ----------------          ----------------

            Total Liabilities and Stockholders' Deficit                               $         80,163          $         67,781
                                                                                      ================          ================








                                                 The accompanying notes are an
                                                integral part of this financial
                                                           statement.


                                         COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                       For the Years Ended July 31, 1998, 1997 and 1996

                                                               1998                         1997                        1996
                                                         ------------------           -----------------           -----------------

Commission Income                                        $               -0-          $              -0-          $              -0-
                                                         ------------------           -----------------           -----------------

General and Administrative Expenses
  Professional Fees                                                   6,714                       3,144                       5,666
  Management Fees - Related Party                                     1,200                       1,200                       1,605
  Patent Fees                                                         8,229                       2,463                      14,806
  Travel and Entertainment                                               -0-                         -0-                         -0-
  All Other General and Administrative
    Expenses                                                            191                         219                         540
                                                         ------------------           -----------------           -----------------

Total General and Administrative Expenses                            16,334                       7,026                      22,617
                                                         ------------------           -----------------           -----------------

Loss From Operations                                                (16,334)                     (7,026)                    (22,617)
                                                         ------------------           -----------------           -----------------

Other Income (Expense)
  Interest Expense                                                  (42,927)                    (41,540)                    (40,959)
                                                         ------------------           -----------------           -----------------

Total Other Income (Expense)                                        (42,927)                    (41,540)                    (40,959)
                                                         ------------------           -----------------           -----------------


Net Loss Before Income Taxes                                        (59,261)                    (48,566)                    (63,576)
Income Tax Benefit                                                       -0-                         -0-                         -0-
                                                         ------------------           -----------------           -----------------

Net Loss                                                 $          (59,261)          $         (48,566)          $         (63,576)
                                                         ==================           =================           =================

Weighted Average Number
  of Common Shares                                              160,006,250                 160,006,250                 160,006,250
                                                         ==================           =================           =================

Net Loss Per Common Share                                $            (0.00)          $           (0.00)          $           (0.00)
                                                         ==================           =================           =================










                                                  The accompanying notes are an
                                                 integral part of this financial
                                                             statement.

                                                    COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                  For the Years Ended July 31, 1998, 1997 and 1996



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
                           ---------------------------------------------------------------------------------------------------------
                           Shares      Amount     Shares           Amount
                           ------------------------------------------------

Balance at July 31, 1995      -0-    $    -0-  160,006,250     $  160,006  $ 680,880    $    69,217    $ (1,375,738)  $   (465,635)

Net Loss for the Year Ended
            July 31, 1996     -0-         -0-           -0-            -0-        -0-       (23,065)        (63,576)       (86,641)
                           ---------------------------------------------------------------------------------------------------------

Balance at July 31, 1996      -0-         -0-  160,006,250        160,006    680,880         46,152      (1,439,314)      (552,276)

Net Loss for the Year Ended
            July 31, 1997     -0-         -0-           -0-            -0-        -0-        (3,559)        (48,566)       (52,125)
                           ---------------------------------------------------------------------------------------------------------

Balance at July 31, 1997      -0-         -0-  160,006,250        160,006    680,880         42,593      (1,487,880)      (604,401)

Net Loss for the Year Ended
            July 31, 1998     -0-         -0-           -0-            -0-        -0-        12,458         (59,261)       (46,803)
                           ---------------------------------------------------------------------------------------------------------

Balance at July 31, 1998      -0-    $    -0-  160,006,250     $  160,006  $ 680,880    $    55,051    $ (1,547,141) $    (651,204)
                           =========================================================================================================

















                                             The accompanying notes are an integral part of this
                                                       financial statement.

                                                              F-5


                                         COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Years Ended July 31, 1998, 1997 and 1996
                                       ------------------------------------------------




                                                                            1998                    1997                  1996
                                                                      ------------------       ---------------       ---------------

Cash Flows From Operating Activities
   Net Loss                                                           $          (59,261)      $       (48,566)      $      (63,576)
                                                                       ------------------       ---------------      ---------------
   Adjustments to Reconcile Net Loss to Net
     Cash Used by Operating Activities
         Increase In:
          Accounts Payable and Accrued
            Liabilities                                                           10,219                 1,341                1,388
          Accounts Payable
            Related Entities                                                      41,116                29,812               40,418
                                                                      ------------------       ---------------      ----------------

            Total Adjustments                                                     51,335                31,153               41,806
                                                                      ------------------       ---------------      ----------------

Net Cash (Used For) Operations                                                    (7,926)              (17,413)             (21,770)
                                                                      ------------------       ---------------      ----------------


Cash Provided by Investing Activities                                                 -0-                   -0-                  -0-
                                                                      ------------------       ---------------      ----------------

Cash Provided by  Financing Activities
     Proceeds From Notes Payable                                                   7,850                17,300               22,000
                                                                      ------------------       ---------------      ----------------

Net Cash Provided by Financing Activities                                          7,850                17,300               22,000
                                                                      ------------------      ----------------      ----------------

Increase (Decrease) in Cash                                                          (76)                 (113)                 230

Balance at Beginning of Year                                                         153                   266                   36
                                                                      ------------------       ---------------      ----------------

Balance at End of Year                                                $               77       $           153      $           266
                                                                      ==================       ===============      ================










                                                 The accompanying notes are an
                                                integral part of this financial
                                                            statement.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1998
                                  -------------


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


      C.    Patents

            Patent costs for the years ended July 31, 1991 and prior were amortized on the straight-line method over the estimated useful life of the patents of 17 years. Due to the lack of a marketable product, research and marketing development, and the lack of adequate capital to protect and take advantage of these patents, effective with the year ended July 31, 1992, all unamortized patent costs were fully amortized. All patent maintenance costs are expensed when incurred. Patents were issued on July 21, 1987 and July 5, 1988. During the year ended July 31, 1998 the cost to maintain these patents and record them in foreign countries was $8,229 which was recorded as patent fees expense.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1998
                                  -------------


      D.    Income Taxes

            The Company and it's wholly owned subsidiaries file a consolidated federal income tax return. Due to the Company's net operating losses there is no provision for federal income taxes in these financial statements.

            Tax credits will be reflected in the income statement under the flow-through method as a deduction of income taxes in the year in which they are used. At July 31, 1998, the Company's carryforwards are as follows:

                                                                  General
               Year of               Net Operating Loss     Net Capital Business
             Expiration       Book           Tax        Loss      Credits
             ----------       ----           ---        ----      -------

                2001              -0-            -0-        -0-     11,763
                2002         324,164        328,407         -0-     18,390
                2003         329,338        223,481         -0-         -0-
                2004          66,722        110,507         -0-         -0-
                2005         155,215        143,453         -0-         -0-
                2006          80,080         55,410        730          -0-
                2007         236,002        228,734         -0-         -0-
                2008          84,714         99,931     22,500          -0-
                2009          55,673         55,664         -0-         -0-
                2010          57,605         57,499         -0-         -0-
                2011          63,576         63,576         -0-         -0-
                2012          48,566         48,566         -0-         -0-
                2013          59,261         59,261         -0-         -0-



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

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1998
                                  -------------


Note 2.     Marketable Securities

      During the years ended July 31, 1998 and 1997 the Company held common stock in Williams Controls, Inc. (Nasdaq "WMCO") in which a major shareholder and former officer/director of the Company is an officer. The stock had a cost of $25,035 and a fair market value at July 31, 1998 and 1997 of $80,086 and $67,628 respectively.

      In accordance with SFAS 115, the Company has classified the WMCO stock as an available-for-sale security and has reported it at its fair market value effective July 31, 1998.

      These securities are collateral for loans from a related party.

Note 3.     Notes Payable

      A.    Related Entity Notes Payable

            Since the inception of the Company to October 1998, related companies have provided loans to meet the operating cash flow need. These notes are rewritten as the loan amount increases. Notes payable to related entities bear interest at 8 to 12 percent per annum, and are due and payable within 180 days or on demand and are dated as follows:




                                                             July 31,
                                                     ----------------------
                                                        1998         1997
                                                        -----       -----

            June 21, 1988           (3)   12%             600         600
            August 30, 1989         (3)   12%           6,500       6,500
            January 14, 1993        (3)   10%           5,000       5,000
            April 14, 1999          (1)   10.25%      227,157     219,367
            March 15, 1999          (2)   10.25%      159,123     159,123


            (1) Owed to Acrodyne Corporation ("Acrodyne"). Collateralized by all assets of CompuSonics Video Corporation.

            (2) Owed to Acrodyne. Collateralized by all of the assets of Tyler-Shaw.

            (3)   Owed to Acrodyne,  unsecured,  transferred from Equitex,  Inc.
                 (see note 8).

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1998
                                  -------------


      B.    Non - Related Entity Notes Payable

                                                          July 31,
                                                   ---------------------
                                                      1998        1997
                                                      ----        ----

            October 25, 1998  (1)   10.25%          20,100      20,100


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

      B.    Public Offering of Common Stock

            In December 1985 the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to May 15, 1999. The Company may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

            One Class B warrant entitles the holder to purchase one share of the Company's common stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to May 15, 1999. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a nonaccountable expense allowance of $27,000.

            The public offering was successfully completed on December 13, 1985 and the Company received $727,971 as the net offering proceeds for the 30,000,000 units sold. As of July 31, 1998, 6,250 Class A warrants have been exercised for total proceeds of $313.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1998
                                  -------------

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

Note 5.     Related Party Transactions

      The Company currently occupies office space, at no charge, in the office of Acrodyne, a related entity. The accounts payable, as of July 31, 1998 and 1997, include management fees owed to Acrodyne of $600 and $300 respectively (see note 6(b)).

      The Company also has an unsecured advance payable, to Acrodyne of $26,016 as of July 31, 1998. This payable was transferred from Equitex, Inc. to Acrodyne Corporation in August, 1993 (see note 8). The accrued interest payable at July 31, 1998 and 1997 to Acrodyne was $238,202 and $197,385 respectively.

      See Note 3, herein, regarding loans made to the Company by a related entity.

      During the years ended July 31, 1998 and 1997 the Company held common stock in a company in which the Company's major shareholder and former officer/director (see Note 9) is an officer and director (see Note 2).

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

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1998
                                  -------------

      B.    Office Space

            The Company currently uses space, at no charge, in the office of a related entity for the purposes of administration and development. TSC also utilizes space in a related entity at no charge for the purposes of accounting and administration. The Company believes its current facilities are sufficient for its presently intended business activity.

            In August 1990 the Company entered into a management fee agreement with the related entity, at the time, whereby the Company will pay direct labor cost plus overhead for management services rendered. Management fees expense totalled $1,200, $1,200, and $1,605 for the years ended July 31, 1998, 1997, and 1996.



Note 7.     Cash Flows Disclosure

      Interest and income taxes paid for the years ended July 31, 1998, 1997 and 1996 were as follows:

                                1998              1997               1996
                                ----              ----               ----

      Income Taxes            $   -0-           $   -0-           $    -0-
                              =======           =======           ========

      Interest                $   -0-           $   -0-           $    -0-
                              =======           =======           ========


Note 8.     Transfer of Interest

      On August 19, 1993, Equitex transferred all its interest in the Company including stocks, notes and accounts receivable to Thomas W. Itin or his assigns. Mr. Itin is the former President and Chairman of the Board of the Company. Thomas W. Itin is Chairman of the Board and President of Acrodyne and WMCO.


Note 9.     Change in Control

      Effective November 10, 1993, the President and Chairman of the Board of Directors of the Company resigned due to commitments to other companies in which he is an officer and director. Robert R. Hebard was elected as director and chairman of the board and a new president was elected. Mr. Hebard is assistant secretary of an investee, WMCO, and is a son-in-law of Mr.Itin.

Note 10.    Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1998
                                  -------------


      Note 11.    Other Subsequent Events

       On August 14, 1998, the Company signed an offer of employment  with Ethan
      J. Matyas to be the Company's Director of Professional Services. Mr. Matyas is currently the Company's only full-time employee and was previously employed as the president of WebStyles, LLC, a company engaged in the business of internet website development and maintenance. Mr. Matyas' responsibilities with the Company will be to pursue actions against those believed to be violating the patents of the Company, as well as doing internet website consulting. The Company is now pursuing business from affiliated parties and companies not affiliated with the company in order to build its website consulting business for the purpose of generating revenues in excess of the expenses related to the employment of Mr. Matyas.


                                      COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                                 Schedules of Investments
                                                At July 31, 1998 and 1997


                                                                                                      Amount at Which
                                                                                                      Each Portfolio of
                                                                                   Market Value of    Equity Security Issues
                                                                                    Each Issue at     and Each Other
          Name of Issuer and                  Number of             Cost of         Balance Sheet     Security Issue Carried
          Title of Each Issue              Shares or Units        Each Issue            Date          in the Balance Sheet
----------------------------------------  -------------------    --------------    ----------------   ---------------------

July 31, 1998

Common Stocks

Williams Controls, Inc. *                             28,475           $25,035              $80,086                $80,086
                                                 ===========      =============       =============          =============

July 31, 1997


Common Stocks

Williams Controls, Inc. *                             28,475           $25,035              $67,628                $67,628
                                                 ============     =============       =============          =============





* See Note 2



                                          The accompanying notes are an integral
                                            part of this financial statement.