Form 10-Q
period 1998-10-31
COMPUSONICS VIDEO CORP
filed 1998-12-16
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter year ended:                            Commission file number:
    October 31, 1998                                            0-14200
---------------------------                            -----------------------

                          CompuSonics Video Corporation
             (Exact name of Registrant as specified in its charter)

Colorado                                                       84-1001336
--------------------------------                        -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification Number)

7001 Orchard Lake Road - Suite 424
    West Bloomfield, MI                                        48322-3608
----------------------------------                       ----------------------
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

     As of December 1, 1998, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

             Form 10-Q Filing for the Quarter Ended October 31, 1998

                                      INDEX
                                                                         Page
                                                                         Number
                                                                        -------

PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements.

            Consolidated Balance Sheets
             October 31, 1998 (Unaudited) and July 31, 1998                3

            Consolidated Statements of Operations (Unaudited)
             Three months ended October 31, 1998
              and 1997                                                     4

            Consolidated Statements of Cash Flows (Unaudited)
             Three months ended October 31, 1998 and 1997                  5

            Notes to Consolidated Financial Statements                     6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         6-7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               7

            Signature Page                                                 8

                                              COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                    --------------------------------------------
                                                                                         10/31/98                    07/31/98
                                                                                    ----------------            ----------------

Current Assets
     Cash                                                                      $              5,167          $               77
     Marketable Equity Securities Available
         For Sale                                                                            64,069                      80,086
                                                                                    ----------------            ----------------
                                                                               $             69,236          $           80,163
                                                                                    ================            ================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT



Current Liabilities
     Notes Payable to Related Entities                                         $            402,440          $          398,440
     Notes Payable - Other                                                                   20,100                      20,100
     Accounts Payable and Accrued Liabilities                                                47,013                      48,010
     Accounts Payable - Related Entities                                                    275,410                     264,818
                                                                                    ----------------            ----------------
                                                                                            744,963                     731,368
                                                                                    ----------------            ----------------
Stockholders' Deficit
     Preferred Stock - Series A Convertible Stock
         $.001 Par Value, 75,000,000 Shares
         Authorized, -0- Shares Issued and Outstanding                                           -0-                         -0-
     Common Stock $.001 Par Value, 300,000,000
         Shares Authorized, 160,006,250 Shares
         Issued and Outstanding                                                             160,006                     160,006
     Additional Paid-In Capital                                                             680,880                     680,880
     Retained Earnings
         Unrealized Gain on Available for Sale Securities                                    39,033                      55,051
         Accumulated Deficit                                                             (1,555,646)                 (1,547,141)
                                                                                    ----------------            ----------------
            Total Stockholders' Deficit                                                    (675,727)                   (651,204)
                                                                                    ----------------            ----------------
            Total Liabilities and Stockholders' Deficit                        $             69,236          $           80,163
                                                                                    ================            ================


                        See notes to financial statements
                                        3

                                                    COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                      (Unaudited)

                                                                        For the three months ended October 31,
                                                                 ------------------------------------------------------
                                                                            1998                            1997
                                                                 ------------------------------------------------------

Consulting Fee Income                                             $              25,000           $                 -0-
                                                                 -----------------------        -----------------------

General and Administrative Expenses
  Staff Salary                                                                   16,500                             -0-
  Professional Fees                                                               1,168                            735
  Management Fees - Related Party                                                   750                            300
  Patent Fees                                                                        -0-                         2,945
  All Other General and Administrative
    Expenses                                                                      4,114                             36
                                                                 -----------------------        -----------------------

                                                                                 22,532                          4,016
                                                                 -----------------------        -----------------------

Loss From Operations                                                              2,468                         (4,016)
                                                                 -----------------------        -----------------------

Other Income (Expense)
  Interest Expense                                                              (10,974)                       (10,694)
                                                                 -----------------------        -----------------------


Net Loss Before Income Taxes                                                     (8,506)                       (14,710)
Income Tax Benefit                                                                   -0-                            -0-
                                                                 -----------------------        -----------------------

Net Loss                                                          $              (8,506)          $            (14,710)
                                                                 =======================        =======================

Weighted Average Number
  of Common Shares                                                          160,006,250                    160,006,250
                                                                 =======================        =======================

Net Loss Per Common Share                                         $              (0.00)       $                 (0.00)
                                                                 =======================        =======================









                         See notes to Financial Statements

                                 4

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     For the three months ended October 31,
                                                                    ------------------------------------------------------------
                                                                                    1998                             1997
                                                                    ------------------------------------------------------------

Cash Flows From Operating Activities
         Net Loss                                                              $      (8,506)                 $         (14,710)
         Adjustments to Reconcile Net Loss to Net
           Cash Used by Operating Activities
                 Change in Assets and Liabilities
                       Increase (Decrease) In:
                          Accounts Payable and Accrued
                                      Liabilities                                       (996)                             4,212
                          Accounts Payable
                                      Related Entity                                  10,592                             10,462
                                                                                 ------------                   ----------------

                                            Total Adjustments                          9,596                             14,674
                                                                                 ------------                   ----------------

Net Cash (Used For) Operations                                                         1,089                                (36)
                                                                                 ------------                   ----------------

Cash Provided by (Used For) Investing Activities                                          -0-                                -0-
                                                                                 ------------                   ----------------

Net Cash Provided by Investing Activities                                                 -0-                                -0-
                                                                                 ------------                   ----------------

Cash Provided by (Used For) Financing Activities
                 Proceeds From Notes Payable - Related                                 4,000                                 -0-
                                                                                 ------------                   ----------------

Net Cash Provided by (Used For) Financing Activities                                   4,000                                 -0-
                                                                                 ------------                   ----------------

Increase (Decrease) in Cash                                                            5,089                                (36)

Balance at Beginning of Period                                                            77                                153
                                                                                 ------------                   ----------------

Balance at End of Period                                                 $             5,167             $                  117
                                                                                 ============                   ================





                        See notes to financial statements

                                                               5

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

            The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month period ended October 31, 1998; the company's financial position at October 31, 1998 and July 31, 1998; and the cash flows for the three-month period ended October 31, 1998 and 1997. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 1998 Form 10-K.

            The results for the three-month period ended October 31, 1998 are not necessarily indicative of future financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The net loss from operations for the three-month period ended October 31, 1998 was $6,204 less than that for the three-month period ended October 31, 1997. This was due mainly to the increase in consulting fees of $25,000 offset by the staff salary expense of $16,500.

            Working capital decreased by $24,524 from July 31, 1998 to October 31, 1998, due to the net loss of $8,506 and a decrease in unrealized gain on investments of $16,018. In the past, the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.

            The Registrant has the following marketable securities:

                  Williams Controls, Inc.  28,475 Common Shares
                        Cost - $25,035
                        Market Value at 10/31/98  - $64,069
            These shares are used as collateral against the notes payable.

            On August 14, 1998, the Company signed an offer of employment with Ethan J. Matyas to be the Company's Director of Professional
            Services. Mr. Matyas is currently the Company's only full-time employee and was previously employed as the president of WebStyles, LLC, a company engaged in the business of internet website development and maintenance. Mr. Matyas' responsibilities with the Company will be to pursue actions against those believed to be violating the patents of the Company, as well as doing internet consulting.

            At the present time, the Company has a temporary arrangement with two third party companies, whereby the Registrant provides internet consulting and is paid a monthly fee from each company for these services. There is no assurance that this will continue in the future.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

            (a)  Exhibits
                10.1 Employment Agreement between the Registrant and Ethan
                     Matyas

            (b)  Reports on Form 8-K

                  None

                          COMPUSONICS VIDEO CORPORATION

                                    Form 10-Q

                     For the quarter ended October 31, 1998

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




                             COMPUSONICS VIDEO CORPORATION
                                     (Registrant)





                                  By s\ Robert R. Hebard
                                     ------------------------------------------
                                     Robert R. Hebard, Chief Executive Officer
                                     & Chairman of the Board

Date Signed:  December 15, 1998