Form 10-Q
period 1999-01-31
COMPUSONICS VIDEO CORP
filed 1999-03-17
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

 For the quarter year ended:                           Commission file number:
     January 31, 1999                                          0-14200
 ---------------------------                           -----------------------


                          CompuSonics Video Corporation
             (Exact name of Registrant as specified in its charter)

         Colorado                                              84-1001336
 --------------------------                           ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification Number)

7001 Orchard Lake Road - Suite 424
     West Bloomfield, MI                                     48322-3608
----------------------------------                    ------------------------
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
      Yes  X     No
         ----       ----
     As of March 15, 1999, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

             Form 10-Q Filing for the Quarter Ended January 31, 1999

                                      INDEX
                                                                            Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements.

            Consolidated Balance Sheets
             January 31, 1999 (Unaudited) and July 31, 1998                    3

            Consolidated Statements of Operations (Unaudited)
             Three and Six months ended January 31, 1999
             and 1998                                                          4

            Consolidated Statements of Cash Flows (Unaudited)
             Six months ended January 31, 1999 and 1998                        5

            Notes to Consolidated Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             6-7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                   7

            Signature Page                                                     8



                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                 ------------------------------
                                                  01/31/99           07/31/98
                                                 -----------        -----------

Current Assets
    Cash                                      $       11,446       $         77
    Accounts Receivable                                4,846                 -0-
    Prepaid Expenses                                     401                 -0-
    Marketable Equity Securities Available
      For Sale                                        81,866             80,086
                                                 -----------        -----------
                                              $       98,559       $     80,163
                                                 ===========        ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


Current Liabilities
    Notes Payable to Related Entities         $      402,440       $    398,440
    Notes Payable - Other                             20,100             20,100
    Accounts Payable and Accrued Liabilities          46,906             48,010
    Accounts Payable - Related Entities              285,332            264,818
                                                 -----------        -----------
                                                     754,778            731,368
                                                 -----------        -----------
Stockholders' Deficit
    Preferred Stock - Series A Convertible Stock
      $.001 Par Value, 75,000,000 Shares
      Authorized, -0- Shares Issued and Outstanding       -0-                -0-
    Common Stock $.001 Par Value, 300,000,000
      Shares Authorized, 160,006,250 Shares
      Issued and Outstanding                         160,006            160,006
    Additional Paid-In Capital                       680,880            680,880
    Retained Earnings
      Unrealized Gain on Available for Sale
      Securities                                      56,830             55,051
      Accumulated Deficit                         (1,553,935)        (1,547,141)
                                                 -----------        -----------
         Total Stockholders' Deficit                (656,218)          (651,204)
                                                 -----------        -----------
         Total Liabilities and Stockholders'
         Deficit                              $       98,559       $     80,163
                                                 ===========        ===========


                        See notes to financial statements
                                        3


                                                   COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                    (Unaudited)

                                             For the three months ended January 31  For the six months ended January 31,
                                             ---------------------------------------------------------------------------
                                                   1999                  1998               1999               1998
                                             -------------------------------------   -----------------------------------

Consulting Fee Income                        $       42,708        $           -0-    $       67,708     $           -0-
                                             ---------------      ----------------   ----------------    ---------------

General and Administrative Expenses
  Staff Salary                                       21,000                -0-               37,500                   -0-
  Professional Fees                                     881             1,172                 2,049                1,907
  Management Fees - Related Party                       750               300                 1,500                  600
  Patent Fees                                         3,212                -0-                3,212                2,945
  All Other General and Administrative
    Expenses                                          4,200                95                 8,314                  131
                                             ---------------    ----------------     ----------------      ---------------

                                                     30,043             1,567                52,575                5,583
                                             ---------------    ----------------     ----------------      ---------------

Loss From Operations                                 12,666            (1,567)               15,134               (5,583)
                                             ---------------    ----------------     ----------------      ---------------

Other Income (Expense)
  Interest Expense                                  (10,955)          (10,795)              (21,929)             (21,489)
                                             ---------------    ----------------     ----------------      ---------------


Net Income (Loss) before Income Taxes                 1,711           (12,363)               (6,795)             (27,073)
Income Tax Benefit                                       -0-               -0-                   -0-                  -0-
                                             ---------------    ----------------     ----------------     ---------------

Net Income (Loss)                            $        1,711    $      (12,363)       $       (6,795)      $      (27,073)
                                             ===============    ================     ================     ===============

Weighted Average Number
  of Common Shares                              160,006,250       160,006,250           160,006,250          160,006,250
                                             ===============    ================     ================     ===============

Net Loss Per Common Share                    $            0    $           (0)       $           (0)      $           (0)
                                             ===============    ================     ================     ===============









                                              See notes to Financial Statements

                                                               4


                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                      For the six months ended January 31,
-------------------------------------------------------------------------------
                                                     1999                   1998
                                        ----------------------------------------

Cash Flows From Operating Activities
      Net Loss                                   $   (6,795)       $    (27,073)
      Adjustments to Reconcile Net Loss to Net
        Cash Used by Operating Activities
            Change in Assets and Liabilities
                (Increase) Decrease In:
                  Accounts Receivable and Accrued
                           Assets                    (5,248)                 -0-
                Increase (Decrease) In:
                  Accounts Payable and Accrued
                           Liabilities               (1,104)              4,714
                  Accounts Payable
                           Related Entity            20,515              20,425
                                                   ---------           ---------

                              Total Adjustments      14,164              25,139
                                                   ---------           ---------

Net Cash (Used For) Operations                        7,369              (1,932)
                                                   ---------           ---------

Cash Provided by (Used For) Investing Activities         -0-                 -0-
                                                   ---------           ---------

Net Cash Provided by Investing Activities                -0-                 -0-
                                                   ---------           ---------

Cash Provided by (Used For) Financing Activities
            Proceeds From Notes Payable - Related     4,000               1,850
                                                   ---------           ---------

Net Cash Provided by (Used For) Financing Activities  4,000               1,850
                                                   ---------           ---------

Increase (Decrease) in Cash                          11,369                 (83)

Balance at Beginning of Period                           77                 153
                                                   ---------          ----------

Balance at End of Period                      $      11,446         $        71
                                                    =========          =========





                        See notes to financial statements

                                        5

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

            The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six-month period ended January 31, 1999; the company's financial position at January 31, 1999 and July 31, 1998; and the cash flows for the six-month period ended January 31, 1999 and 1998. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 1998 Form 10-K.

            The results for the six-month period ended January 31, 1999 are not necessarily indicative of future financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The net loss from operations for the six-month period ended January 31, 1999 was $18,567 less than that for the six-month period ended January 31, 1998. This was due mainly to the increase in consulting fees of $67,708 offset by the staff salary expense of $37,500.

            Working capital decreased by $5,015 from July 31, 1998 to January 31, 1999, due to the net loss of $6,795 and an increase in unrealized gain on investments of $1,780. In the past, the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.

            The Registrant has the following marketable securities:

                  Williams Controls, Inc.  28,475 Common Shares
                        Cost - $25,035
                        Market Value at 1/31/99  - $81,866
            These shares are used as collateral against the notes payable.

            On August 14, 1998, the Company signed an offer of employment with Ethan J. Matyas to be the Company's Director of Professional Services. As of January 31, 1999, Mr. Matyas was the Company's only full-time employee and was previously employed as the president of WebStyles, LLC, a company engaged in the business of internet website development and maintenance. Mr. Matyas' responsibilities with the Company will be to pursue actions against those believed to be violating the patents of the Company, as well as doing internet consulting.

            At the present time, the Company has a temporary arrangement with two third party companies, whereby the Registrant provides internet consulting and is paid a monthly fee from each company for these services. There is no assurance that this will continue in the future.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

            (a)  Exhibits
                 None

            (b)  Reports on Form 8-K
                 None

                          COMPUSONICS VIDEO CORPORATION

                                    Form 10-Q

                     For the quarter ended January 31, 1999

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

Date Signed:  March 16, 1999