Form 10-Q
period 1999-04-30
COMPUSONICS VIDEO CORP
filed 1999-06-11
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter year ended:                            Commission file number:
     April 30, 1999                                             0-14200
---------------------------                            -----------------------


                          CompuSonics Video Corporation
             (Exact name of Registrant as specified in its charter)

   Colorado                                                     84-1001336
---------------------------                           ------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification Number)


7001 Orchard Lake Road - Suite 424
     West Bloomfield, MI                                        48322-3608
----------------------------------                    ------------------------
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

     As of June 8, 1999, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

              Form 10-Q Filing for the Quarter Ended April 30, 1999

                                      INDEX
                                                                            Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements.

            Consolidated Balance Sheets
             April 30, 1999 (Unaudited) and July 31, 1998                      3

            Consolidated Statements of Operations (Unaudited)
             Three and Nine months ended April 30, 1999
             and 1998                                                          4

            Consolidated Statements of Cash Flows (Unaudited)
             Nine months ended April 30, 1999 and 1998                         5

            Notes to Consolidated Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             6-7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                   7

            Signature Page                                                     8


                        COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                          ------------------------------
                                                             04/30/99           07/31/98
                                                          -----------        -----------
Current Assets
    Cash                                              $       17,052       $         77
    Accounts Receivable                                       16,120                 -0-
    Prepaid Expenses                                             402                 -0-
    Marketable Equity Securities Available
      For Sale                                                67,771             80,086
                                                          -----------        -----------
         Total Current Assets                                101,345             80,163
                                                          -----------        -----------
Other Assets
    Equipment                                                 43,232             38,774
    Less: Accumulated Depreciation                           (38,962)           (38,774)
                                                          -----------        -----------
         Total Other Assets                                    4,270                 -0-
                                                          -----------        -----------

                Total Assets                          $      105,615       $     80,163
                                                          ===========        ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT



Current Liabilities
    Notes Payable to Related Entities                 $      402,440       $    398,440
    Notes Payable - Other                                     20,100             20,100
    Accounts Payable and Accrued Liabilities                  47,788             48,010
    Accounts Payable - Related Entities                      295,776            264,818
                                                          -----------        -----------
                                                             766,104            731,368
                                                          -----------        -----------
Stockholders' Deficit
    Preferred Stock - Series A Convertible Stock
      $.001 Par Value, 75,000,000 Shares
      Authorized, -0- Shares Issued and Outstanding               -0-                -0-
    Common Stock $.001 Par Value, 300,000,000
      Shares Authorized, 160,006,250 Shares
      Issued and Outstanding                                 160,006            160,006
    Additional Paid-In Capital                               680,880            680,880
    Retained Earnings
      Unrealized Gain on Available for Sale Securities        42,735             55,051
      Accumulated Deficit                                 (1,544,110)        (1,547,141)
                                                          -----------        -----------
         Total Stockholders' Deficit                        (660,489)          (651,204)
                                                          -----------        -----------
         Total Liabilities and Stockholders' Deficit  $      105,615       $     80,163
                                                          ===========        ===========


                               See notes to financial statements
                                              3



                                                   COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                    (Unaudited)

                                             For the three months ended April 30,    For the nine months ended April 30,
                                             -------------------------------------   -----------------------------------
                                                   1999                  1998               1999               1998
                                             -------------------------------------   -----------------------------------
Consulting Fee Income                        $       63,542        $           -0-    $      131,250     $           -0-
                                             ---------------      ----------------   ----------------    ---------------

General and Administrative Expenses
  Staff Salary                                       26,225                    -0-            63,725                 -0-
  Professional Fees                                   1,695                   572              3,743              2,479
  Management Fees - Related Party                     1,250                   300              2,750                900
  Patent Fees                                         3,360                    -0-             6,572              2,945
  All Other General and Administrative
    Expenses                                         10,579                    29             18,893                161
                                             ---------------      ----------------   ----------------    ---------------

                                                     43,108                   901             95,683              6,485
                                             ---------------      ----------------   ----------------    ---------------

Loss From Operations                                 20,434                  (901)            35,567             (6,485)
                                             ---------------      ----------------   ----------------    ---------------

Other Income (Expense)
  Interest Expense                                  (10,608)              (10,494)           (32,537)           (31,983)
                                             ---------------      ----------------   ----------------    ---------------


Net Income (Loss) Before Income Taxes                 9,825               (11,395)             3,030            (38,468)
Income Tax Benefit                                       -0-                   -0-                -0-                -0-
                                             ---------------      ----------------   ----------------    ---------------

Net Income (Loss)                            $        9,825        $      (11,395)    $        3,030     $      (38,468)
                                             ===============      ================   ================    ===============

Weighted Average Number
  of Common Shares                              160,006,250           160,006,250        160,006,250        160,006,250
                                             ===============      ================   ================    ===============

Net Loss Per Common Share                    $            0        $           (0)    $            0     $           (0)
                                             ===============      ================   ================    ===============




                                                             See notes to Financial Statements
                                                                             4



                              COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                       STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                   For the nine months ended April 30,
                                               -----------------------------------------
                                                      1999                     1998
                                               -----------------------------------------
Cash Flows From Operating Activities
      Net Income (Loss)                              $    3,030            $    (38,468)
      Adjustments to Reconcile Net Loss to Net
        Cash Used by Operating Activities
            Depreciation                                    188
            Change in Assets and Liabilities
                (Increase) Decrease In:
                  Accounts Receivable and Accrued
                           Assets                       (20,981)                     -0-
                Increase (Decrease) In:
                  Accounts Payable and Accrued
                           Liabilities                     (222)                  5,803
                  Accounts Payable
                           Related Entity                30,958                  30,703
                                                       ---------             -----------

                              Total Adjustments           9,944                  36,506
                                                       ---------             -----------

Net Cash (Used For) Operations                           12,974                  (1,962)
                                                       ---------             -----------

Cash Provided by (Used For) Investing Activities             -0-                     -0-
                                                       ---------             -----------

Net Cash Provided by Investing Activities                    -0-                     -0-
                                                       ---------             -----------

Cash Provided by (Used For) Financing Activities
            Proceeds From Notes Payable - Related         4,000                   1,850
                                                       ---------             -----------

Net Cash Provided by (Used For) Financing Activities      4,000                   1,850
                                                       ---------             -----------

Increase (Decrease) in Cash                              16,974                    (112)

Balance at Beginning of Period                               77                     153
                                                       ---------             -----------

Balance at End of Period                          $      17,053         $            41
                                                       =========             ===========





                           See notes to financial statements
                                           5


                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

            The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine-month period ended April 30, 1999; the company's financial position at April 30, 1999 and July 31, 1998; and the cash flows for the nine-month period ended April 30, 1999 and 1998. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 1998 Form 10-K.

            The results for the nine-month period ended April 30, 1999 are not necessarily indicative of future financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The net income from operations for the nine-month period ended April 30, 1999 was $3,030 compared to the net loss of $38,468 for the nine-month period ended April 30, 1998. This was due mainly to the increase in consulting fees of $131,250 in the nine-month period ended April 30, 1999 from $0 in the nine-month period ended April 30, 1998. At the present time, the Company has a temporary arrangement with two third party companies, whereby the Registrant provides internet consulting and is paid a monthly fee from each company for these services. There is no assurance that this will continue in the future.

            During the nine-month period ended April 30, 1999, there was an increase in staff salary expense of $63,725, an increase in patent fees of $3,627, and an increase in other general & administrative expenses of $18,732 compared to the nine-month period ended April 30, 1998.

            Working capital decreased by $9,286 from July 31, 1998 to April 30, 1999, due to the decrease in unrealized gain on investments of $12,316, offset by the net gain of $3,030. In the past, the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.

            The Registrant has the following marketable securities:

                  Williams Controls, Inc.  28,475 Common Shares
                        Cost - $25,035
                        Market Value at 4/30/99  - $67,771
            These shares are used as collateral against the notes payable.

            On August 14, 1998, the Company signed an offer of employment with Ethan J. Matyas to be the Company's Director of Professional Services. Mr. Matyas was previously employed as the president of WebStyles, LLC, a company engaged in the business of internet website development and maintenance. Mr. Matyas' responsibilities with the company are to oversee it's internet website development and maintenance business, and to formulate a plan and pursue actions against those parties believed to be violating the patents owned by the company.


            During the third quarter, the Registrant hired two additional employees to help with website development and maintenance. The company currently has two clients which generate most of the company's revenue, and it is pursuing the adding of new clients at this time.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

            (a)  Exhibits
                  None

            (b)  Reports on Form 8-K

                  On May 6, 1999, the Registrant filed a Form 8-K regarding the extension of the Class A and Class B warrants from May 15, 1999 to May 15, 2000.

                          COMPUSONICS VIDEO CORPORATION

                                    Form 10-Q

                      For the quarter ended April 30, 1999

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

Date Signed:  June 11, 1999