Form 10-K
period 1999-07-31
COMPUSONICS VIDEO CORP
filed 1999-11-15
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:                             Commission file number:
     July 31, 1999                                             0-14200
--------------------------                             ------------------------


                          COMPUSONICS VIDEO CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

 Colorado                                                     84-1001336
-------------------------------                        ------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                          Identification Number)

7001 Orchard Lake Road - Suite 424
West Bloomfield, MI                                            48322-3608
----------------------------------------               ------------------------
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

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                       ------       ------
      As of October 1, 1999, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $ 1,044,598 based on the average of the bid and asked prices as of September 30, 1999 of $.013 as reported by the National Quotation Bureau, Inc.

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


In August, 1998, the Company hired a manager experienced in Internet programming to investigate the possibility of implementing a new business activity for the Company known as website development and maintenance. The rapid development of the Internet and its graphical element, the World Wide Web, has made the use of the Internet commonplace among many companies around the world. The Company's management concluded that significant opportunities existed in this emerging technology and developed a business model where the Company would seek programming contracts with related and outside companies to do this type of work on a consulting and project basis. The manager hired to do the business investigation was named the Director of Technology Development and the Company began its consulting work in the fourth calendar quarter of 1998, when the Company established its operations in Chicago and hired additional staff.

The Company focuses its efforts on the development of commercial sites on the World Wide Web. The Company develops e-commerce applications, where a manufacturer or distributor would sell its products on the Internet, internal coordination sites called Intranets, that are used by employees of a company to communicate with each other and share information, and Extranets, used by companies to communicate and share information with outside groups such as suppliers and major customers.

The technical management of the Company has significant experience in this type of work and has two current clients for these type of projects, while currently prospecting for additional business in this area. The ability of the Company to generate additional business is directly related to staffing levels of employees. As such, the Company expects to hire additional employees as the level of business grows.

On June 22, 1999, the Company loaned $150,000 to Pro Golf International, Inc. ("PGI"), a subsidiary of Ajay Sports, Inc. The Company received a promissory note that is subordinated to PGI's primary lender. The unpaid principal balance will bear an interest rate of 10% and will be due and payable in full on July 22, 2000. The Company has made a proposal to PGI to do website development and maintenance work for PGI and its related companies.


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


      (c) Narrative Description of Business.

      (c) (1) (i):

THE COMPUSONICS VIDEO SYSTEM
----------------------------
      The Registrant has developed a system to make video recordings, digitilize video images and playback digital data on a television monitor. Digitizing and random access capabilities represent significant improvements over conventional analog recorders.

      Conventional analog video recorders convert electrical impulses representing visual images into waveforms, which are then stored on magnetic tape or disk. On playback, waveforms are converted back into electrical impulses, which are converted to visual images through a television picture tube or similar device. In an analog system, the accuracy of the reproduced image is dependent upon the quality of the tape or disk, as well as the quality of the playback system itself. Further, the noise generated by the surface defects on the tape or disk is apparent when the image is played back.

      Advances in computer technology, particularly in digital memory devices, have been applied in the development of both audio and video digital recording and playback systems. CompuSonics Corporation, owner of 7.1% of the Common Stock of the Registrant, has produced audio digital systems that utilize advanced microcomputer chips to record and reproduce audio signals using its proprietary digital audio technology, known as "CSX". The Registrant has exclusive license to utilize the CSX technology in the development and production of its products. The motion picture industry currently uses digital image processors for the creation of special effects and picture enhancements. These image processors use small digital memories to store and manipulate images that have been digitized and transferred from analog sources.

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


Marketing

The Registrant has had no marketing activities since 1990, other than the marketing of its Internet consulting services in August 1998.

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

      (c) (1) (iii) The Registrant anticipates that any production of new products will be organized by second-party marketers and manufacturers, therefore the sources and availability of raw materials is not material concerns.

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

      (c) (1) (ix) No material portion of the Registrant's business is subject to renegotiations of profits or termination of contracts or subcontracts at the election of the government.

      (c) (l)(x) The Registrant competes with all companies engaged in design, manufacture and marketing of digital video recording and playback systems. The Registrant's primary competition in the home entertainment market will be the VideoCassette Recorder ("VCR") and related recording technologies. VCRs and related equipment are manufactured and sold by numerous large, well-financed companies with established distribution channels. Rental and sale of videocassettes is also well established and there are numerous outlets for pre-produced and blank videocassettes. Costs for purchasing new VCRs have been decreasing since their market introduction and VCRs are readily available for rent. It is anticipated that the Registrant's DVR will be significantly more expensive to purchase than a VCR. The Registrant anticipates that its system would compete with the VCR on the basis of the high quality of its video and audio on playback and because of the ability to more precisely index and locate selected material for playback. The Registrant is aware of the development of systems similar to its own. There can be no assurance that such systems will not soon be marketed by competitors. It can be expected that most of the Registrant's competitors will have extensive experience and possess financial, technological and personnel resources substantially greater than that of the Registrant.

      The Registrant's subsidiary, Tyler-Shaw, which is currently inactive, was in competition with all companies engaged in direct mail marketing. It can be expected that most of the Registrant's direct mail marketing competitors will have extensive experience and possess financial, technological and personnel resources substantially greater than the Registrant's.

In August, 1998, the Company hired a manager experienced in Internet programming to investigate the possibility of implementing a new business activity for the Company known as website development and maintenance. The rapid development of the Internet and its graphical element, the World Wide Web, has made the use of the Internet commonplace among many companies around the world. The Company's management concluded that significant opportunities existed in this emerging technology and developed a business model where the Company would seek programming contracts with related and outside companies to do this type of work on a consulting and project basis. The manager hired to do the business investigation was named the Director of Technology Development and the Company began its consulting work in the fourth calendar quarter of 1998, when the Company established its operations in Chicago and hired additional staff.

The Company focuses its efforts on the development of commercial sites on the World Wide Web. The Company develops e-commerce applications, where a manufacturer or distributor would sell its products on the Internet, internal coordination sites called Intranets, that are used by employees of a company to communicate with each other and share information, and Extranets, used by companies to communicate and share information with outside groups such as suppliers and major customers.

The technical management of the Company has significant experience in this type of work and has two current clients for these type of projects, while currently prospecting for additional business in this area. The ability of the Company to generate additional business is directly related to staffing levels of employees. As such, the Company expects to hire additional employees as the level of business grows.

      (c)(l)(xi) During the period from August 1, 1989, through July 31, 1999, the Registrant did not expend any funds on research and development.

      (c) (l)(xii) The Registrant is not materially affected by the federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

      (c)(l) (xiii) As of July 31, 1999, the Registrant had three employees. As of October 16, 1999, the Registrant has two employees.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Registrant's shareholders during the fourth quarter ended July 31, 1999.


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

      The range of high and low bid quotations for the Registrant's Common Stock since the quarter ended October 31, 1996 is as follows:

                                          High Bid*   Low Bid*


October 31, 1996                            **                **
January 31, 1997                            **                **
April 30, 1997                              **                **
July 31, 1997                               **                **
October 31, 1997                            **                **
January 31, 1998                            **                **
April 30, 1998                              **                **
July 31, 1998                               **                **
October 31, 1998                            .0001             .0001
January 31, 1999                            .0001             .0001
April 30, 1999                              .0001             .0001
July 31, 1999                               .0125             .010

** No Bid reported for Common Stock

      On July 31, 1999, the respective bid and ask prices reported for the Common Stock were $.0125* and $ .01*.
       *Prices are inter-dealer quotations as reported by the National Quotation Bureau, Inc., New York, New York, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      (b) Holders.

      As of July 31, 1999, the number of record holders of the Registrant's Common Stock was approximately 5,284.

      (c) Dividends.

      The Registrant has never paid a dividend with respect to its Common Stock and does not intend to pay a dividend in the foreseeable future. The shares of Series A Preferred Stock are entitled to a $1.00 per share annual preference, which must be paid before any dividends are payable on the Common Stock. There are no preferred shares outstanding.

ITEM 6.     SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------------------
                                                   July 31,
-----------------------------------------------------------------------------------------
                               1999           1998         1997          1996         1995
                               ----           ----         ----          ----         ----

Working Capital              (627,070)    (651,204)    (604,401)    (552,276)     (465,635)

Cash                           48,563           77          153          266            36
Total Assets                  320,018       80,163       67,781       71,454        94,288
Total Liabilities             947,088      731,368      672,182      623,730       559,923
Shareholders' Deficit       (627,070)    (651,204)    (604,401)    (552,276)      (465,635)
Operating Revenue                 -0-          -0-          -0-          -0-            -0-
Gross Profit                      -0-          -0-          -0-          -0-            -0-
Total General
& Administrative
Expenses                     147,058       16,334        7,026       22,617         20,848
Research &
Development                       -0-          -0-          -0-          -0-            -0-

Net other
income (expense)             (43,532)     (42,927)     (41,540)     (40,959)       (36,757)

Net Gain (Loss)               21,621      (59,261)     (48,566)     (63,576)       (57,605)

Net loss                           *            *            *           *               *
per common share
-----------------------------------------------------------------------------------------

            Note:  * Less than $.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

      Working capital decreased by $24,134 for the period from August 1, 1998 through July 31, 1999. This was mainly caused by the net income for the year of $21,261.

      Net income from operations was $65,152 which consisted mostly of $212,210 in consulting income offset by $101,817 staff salaries, patent fees of $7,156; management fees of $4,150 to a related company and professional fees of $7,231 for auditing services, stock transfer fees and other professional fees.

      In accordance with SFAS 115, the Registrant reported the 28,475 shares of Williams Controls, Inc. common stock (Nasdaq "WMCO") at fair market value at closing price on July 31, 1999 of $88,984. The stock is classified as available-for-sale securities and originally cost $25,035.

      In the past the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.

Results of Operations
----------------------

Year ended July 31, 1999
Compared to July 31, 1998

Operating revenue for the years ended July 31, 1999 and 1998 were $212,210 and $-0- respectively. The Company currently has consulting agreements with two affiliated companies to do website development and maintenance consulting work. They are Williams Controls, Inc. ("Williams") and Ajay Sports, Inc. ("Ajay"). The work product includes redesigns of the companies websites, the development of intranet products, and ongoing maintenance of the sites as new features are added.

The subsidiary that had provided revenues, in the years prior to 1992, has been inactive during the last seven years and the Registrant does not expect income from this operation in future years.

      General and administrative expenses were $147,058 for the year ended July 31, 1999 compared to $16,334 for the year ended July 31, 1998. As discussed above, the expenses incurred were for the staff salaries of $101,817 extension of currently held patents, $7,156; Professional fees of $7,231; and Management fees of $4,150 to a related party for services including accounting and SEC report preparation.

During the year ended July 31, 1999, other income and expense consisted of interest expense of $45,134 on notes payable.

The Registrant has initiated replacement of the Registrant's most significant computer programs with new updates that are warranted to be year 2000 compliant. Installation of these updates was completed on September 8, 1999. All other programs subject to year 2000 concerns will be evaluated utilizing internal and external resources to reprogram, replace or test each of them.


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


ITEM 9.     CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING
            AND  FINANCIAL DISCLOSURE
      None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b) Identification of Directors and Executive Officers.

      Name                    Age                     Position
      -----                   ----                   -----------
      Robert R Hebard           46       Chairman of the Board, Chief Executive
                                         Officer, President and Treasurer


      Robert J. Flynn           64       Vice President, Director, and Secretary


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


(d) Family Relationships.

      There are no family relationships between any director, executive officer or person nominated or chosen by the Registrant to become a director or executive officer.


(e) Business Experience.

(e) (1) Background.

Robert  R.  Hebard.   Mr.   Hebard  has  received   his   Bachelors   Degree  in
Marketing/Management from Cornell University in 1975 and an MBA from Canisus College in 1982. Mr. Hebard is the currently the Chairman and President of the Registrant. Mr. Hebard is also currently President and Chairman of Enercorp, Inc., a publicly held business development company. He is also a director, Vice President and Secretary of Woodward Partners, Inc. Mr. Hebard is corporate
Secretary and is on the Board of Directors for Ajay Sports, Inc. since September, 1990. In June, 1999 Mr. Hebard was appointed as the corporate Secretary and a member of the Board of Directors of Pro Golf International, Inc. and Pro Golf Online, Inc., two majority owned subsidiaries of Ajay.




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

ITEM 11.    EXECUTIVE COMPENSATION

(a) (1) Cash Compensation.

      The following sets forth all remuneration paid in the fiscal year ended July 31, 1999, to all officers of the Registrant and the total amount of remuneration paid to the officers and directors as a group:


            Number of persons             Capacities in            Cash
                in group (1)              which served             compensation
            -----------------             -------------            ------------
Registrant:
      All executive officers                 Various                   None
         as a group

Subsidiary:
  No officers or directors received remuneration exceeding $100,000 during the fiscal year ended July 31, 1999.


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

(b) (4) Stock Option and Stock Appreciation Rights Plans.

      During the period from August 1, 1988, through July 31, 1999, no stock options were granted.


(c) Other Compensation.

      No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to all executive officers as a group during the period from August 1, 1989, through July 31, 1999.


(d) Compensation of Directors.

(d) (1) Standard Arrangements.

      The Registrant reimburses its directors for expenses incurred by them in connection with business performed on the Registrant's behalf, including expenses incurred in attending meetings. No such reimbursements were made for the period from August 1, 1989 through July 31, 1999. The Registrant does not pay any director's fees.


(d) (2) Other Arrangements.

      There are no other arrangements pursuant to which any director of the Registrant was compensated during the period from August 1, 1989, through July 31, 1999, for services as a director other than as listed above in (d) (1).


(e) Termination of Employment and Change of Control Arrangement.

      The Registrant has no formal plan or arrangement with respect to any such persons, which will result from a change in control of the Registrant or a change in the individual's responsibilities following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)(b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

      The following table sets forth the number of shares of the Registrant's common stock, its only class of voting securities, owned by executive officers and directors, individually, and beneficial owners of more than five percent of the Registrant's Common Stock, and executive officers as a group, as of October 1, 1999.

                                Number of Shares
                                      and Nature
                                      of Beneficial                 Percent
Name and address                      Ownership (1)                of Class
-----------------------               -----------------           ----------
CompuSonics Corporation                    11,300,000 (2)           7.1%
2345 Yale Street
Palo Alto, California 94306

TICO, Inc.                                 30,000,000              18.7%
7001 Orchard Lake Road
Suite 424
West Bloomfield, Michigan 48322

Acrodyne Profit Sharing Trust               9,617,594               6.0%
7001 Orchard Lake Road
Suite 424
West Bloomfield, Michigan 48322


Thomas W. Itin                             64,652,594 (3)          40.4%
7001 Orchard Lake Road
Suite 424
West Bloomfield, Michigan 48322


Robert R. Hebard                           15,000,000 (4)           9.4%
7001 Orchard Lake Road
Suite 424
West Bloomfield, Michigan 48322

Officer and directors                      15,000,000 (5)           9.4%
as a group (one person)

      (1)  All  shares  are  beneficially   owned  of  record  unless  otherwise
   indicated.

      (2) A transfer of 18,700,000 shares from CompuSonics Corporation to Equitex has not been recorded by the Registrants' stock transfer agent as of October 1, 1999 but has been reflected in the above numbers. The shares have subsequently been transferred from Equitex to other parties.

      (3) Mr. Itin has held in his name -0- shares of the Registrant. Mr. Itin has beneficial ownership of the following:

            TICO, Inc.                          30,000,000
            TICO                                    35,000
            SICO                                 5,000,000
            Acrodyne Profit
              Sharing Trust                      9,617,594
            Other Trusts                        20,000,000
                                                ----------
                                                64,652,594
                                                ==========

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

      (4) Includes 5,000,000 shares owned directly and 10,000,000 shares held in trust for his children. Mr. Hebard is not a trustee or beneficiary of the trust and disclaims any beneficial interest in them.

      (5) Includes only active management as of October 1, 1999.

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

Loans

      The Registrant previously had outstanding notes and accounts payable to an affiliated party and shareholder, Equitex, Inc. In August 1993, Equitex, Inc. transferred all its interest in the Registrant including these notes and accounts payable to an affiliated party. The notes and accounts payable totaling $50,112 with interest as of July 31, 1999, are unsecured and bear interest at the rate of 10 and 12% per annum, and are due upon demand.

      The Registrant and its subsidiary Tyler-Shaw together, in addition to the above stated amounts, have outstanding notes and accounts payable to an affiliated party totaling $809,570 with interest as of July 31, 1999. The loans are at 10.50% & 10.25% interest, respectively. These loans are Collaterized by all the assets of Tyler-Shaw and the Registrant. The Registrant also has an outstanding note payable to a non-affiliated party in the amount of $32,550, including interest of 10.50%.


      From August 1, 1989, through July 31, 1999, the Registrant did not purchase any equipment of material value.

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


1.  Financial Statements and Supplementary Data.                        Page
                                                                      ---------
Independent Auditor's Report                                          F-1 to F-2

Consolidated Balance Sheets at July 31, 1999 and 1998                        F-3

Consolidated Statements of Operations
       for the years ended July 31, 1999, 1998 and 1997                      F-4

Consolidated Statements of Changes in Stockholders' Deficit
      for the years ended July 31, 1999, 1998 and 1997                       F-5

Statements of Cash Flows
      for the years ended July 31, 1999, 1998 and 1997                       F-6


Notes to Consolidated Financial Statements                           F-7 to F-14


Schedules of Investments
      at July 31, 1999 and 1998                                             F-15


2. Financial statement schedules required to be filed are listed below and may be found at the page indicated.

Schedules have been omitted because they are not required or the information is included in the financial statements and notes thereto.


3.  Exhibits.

      None

(b) Reports on Form 8-K

      Form 8-K was filed on May 6, 1999 to announce the extension of Class A and Class B Warrants from May 15, 1999 to May 15, 2000.

(c) Exhibits required by Item 601 of Regulation S-K

   Exhibit  3.1      ............................Articles of Incorporation     *

   Exhibit  3.2      .................................................Bylaws   *

   Exhibit  3.3      ................Designation of Series A Preferred Stock   -

   Exhibit 11        Statement of Computation of Per Share Earnings (Loss)...F-4

   Exhibit 16        Letter re Change in Certifying Accountant FILED HEREWITH

   Exhibit 27        Financial Date Schedule     FILED HEREWITH


* Incorporated by reference from the Registrant's Registration Statement on Form S-18, No. 1-14200, and effective November 27, 1985.


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


                                          COMPUSONICS VIDEO CORPORATION
                                  (Registrant)


                                                 By:  \s\Robert R. Hebard
                                                    ---------------------------
                                                    Robert R. Hebard, President


Date:  November 12, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of November, 1999.

            Signature                                       Title
           -----------                                     -------

         \s\Robert R. Hebard
         -------------------
         Robert R. Hebard                 Chairman of the Board of Directors
                                          Chief Executive Officer and Treasurer

         \s\Robert J. Flynn
         --------------------
         Robert J. Flynn                  Vice President and Director


      The foregoing constitute all of the Board of Directors.

                         INDEPENDENT AUDITOR'S REPORT




Board of Directors
CompuSonics Video Corporation and Subsidiaries


We have audited the accompanying balance sheet of CompuSonics Video Corporation and Subsidiaries as of July 31, 1999, and the related statement of operations, changes in stockholders' deficit, and cash flows for the year ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of July 31, 1998 and 1997 were audited by other auditors whose reports dated October 26, 1998 and October 20, 1997 included an explanatory paragraph that described going concern uncertainties.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuSonics Video Corporation and Subsidiaries as of July 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as whole. The schedule on F-15 is presented for purposes of complying with the rules of the Securities and Exchange Commission and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as whole.


/s/ JL Stephan Co PC
----------------------
J L Stephan Co PC

Traverse City,  Michigan
September 15,1999



                     COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


                                        ASSETS

                                                                     July 31,
                                                           -----------------------------
                                                              1999              1998
                                                           -----------       -----------
Current Assets
    Cash                                                 $     48,563      $         77
    Accounts Receivable - Related Parties                      30,254               -0-
    Interest Receivable                                         1,603               -0-
    Notes Receivable - Related Party                          150,000               -0-
    Prepaid Assets                                                614               -0-
    Marketable Equity Securities Available
       For Sale                                                88,984            80,086
                                                           -----------       -----------
           Total Current Assets                               320,018            80,163
Other Assets
Equipment                                                      45,896            38,774
    Less Accumulated Depreciation                             (39,510)          (38,774)
                                                           -----------       -----------
                                                                6,386                 0
           Total Other Assets

                                                           -----------       -----------
             Total Assets                                $  326,404        $   80,163
                                                           ===========       ===========


                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Notes Payable to Related Entities                    $    552,440      $  398,440
    Notes Payable - Other                                      20,100            20,100
    Accounts Payable and Accrued Liabilities                   66,807            48,010
    Accounts Payable - Related Entities                       307,741           264,818
                                                           -----------       -----------
         Total Liabilities                                    947,088           731,368
                                                           -----------       -----------

Stockholders' Deficit
    Preferred Stock - Series A Convertible Stock
       $.001 Par Value, 75,000,000 Shares
       Authorized, -0- Shares Issued and Outstanding              -0-               -0-
    Common Stock $.001 Par Value, 300,000,000
       Shares Authorized, 160,006,250 Shares
       Issued and Outstanding in 1999 and 1998                160,006           160,006
    Additional Paid-In Capital                                680,880           680,880
    Retained Earnings
       Unrealized Gain on Available for Sale Securities        63,949            55,051
       Accumulated Deficit                                 (1,525,519)       (1,547,141)
                                                           -----------       -----------
         Total Stockholders' Deficit                         (620,684)         (651,204)
                                                           -----------       -----------

         Total Liabilities and Stockholders' Deficit       $  326,404        $   80,163
                                                           ===========       ===========







                        The accompanying  notes  are  an  integral
                            part of this financial statement.

                                       F-3



                       COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Years Ended July 31, 1999, 1998 and 1997

                                            1999                1998               1997
                                         ------------        ------------       ------------
Commission Income                        $   212,210         $       -0-        $        -0-
                                         ------------        ------------       ------------

General and Administrative Expenses
  Staff Salaries                             101,817                 -0-                -0-
  Professional Fees                            7,231               6,714              3,144
  Management Fees - Related Party              4,150               1,200              1,200
  Patent Fees                                  7,156               8,229              2,463
  Travel and Entertainment                     6,121                 -0-                -0-
  All Other General and Administrative
    Expenses                                  20,582                 191                219
                                         ------------        ------------       ------------

Total General and Administrative Expenses    147,058              16,334              7,026
                                         ------------        ------------       ------------

Gain (Loss) From Operations                   65,152             (16,334)            (7,026)
                                         ------------        ------------       ------------


  Interest Income                              1,603                 -0-                -0-
  Interest Expense                           (45,134)            (42,927)           (41,540)
                                         ------------        ------------       ------------

Total Other Income (Expense)                 (43,532)            (42,927)           (41,540)
                                         ------------        ------------       ------------


Net Income Before Income Taxes                21,621             (59,261)           (48,566)
Income Tax Benefit                               -0-                 -0-                -0-
                                         ------------        ------------       ------------

Net Income (Loss)                        $    21,621             (59,261)       $   (48,566)
                                         ============        ============       ============

Weighted Average Number
  of Common Shares                       160,006,250         160,006,250        160,006,250
                                         ============        ============       ============

Net Income Per Common Share              $     (0.00)              (0.00)       $    (0.00)
                                         ============        ============       ============










                                      The accompanying notes are an integral part of this
                                                             financial statement.

                                                                         F-4



                                                 COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                               For the Years Ended July 31, 1999, 1998 and 1997

                                                                                         Unrealized Gain
                                                                                         on Marketable
                                                                            Additional   Securities                    Total
                                       Convertible                          Paid-In      Available-for-   Accumulated  Stockholders'
                                     Preferred Stock      Common Stock      Capital      Sale             Deficit      Deficit
                               -----------------------------------------------------------------------------------------------------
                               Shares      Amount     Shares      Amount
                               ------------------------------------------


Balance at July 31, 1996         -0-         -0-    160,006,250    160,006  $ 680,880     $   46,152     $ (1,439,314)  $  (552,276)

Net Loss for the Year Ended
             July 31, 1997       -0-         -0-            -0-         -0-        -0-        (3,559)         (48,566)      (52,125)
                               -----------------------------------------------------------------------------------------------------

Balance at July 31, 1997         -0-         -0-    160,006,250    160,006    680,880         42,593       (1,487,880)     (604,401)

Net Loss for the Year Ended
             July 31, 1998       -0-         -0-            -0-         -0-        -0-        12,458          (59,261)      (46,803)
                               -----------------------------------------------------------------------------------------------------

Balance at July 31, 1998         -0-         -0-    160,006,250    160,006    680,880         55,051       (1,547,141)     (651,204)

Net Loss for the Year Ended
             July 31, 1999       -0-         -0-            -0-         -0-        -0-         8,898           21,621        30,520
                               -----------------------------------------------------------------------------------------------------

Balance at July 31, 1999         -0-     $   -0-    160,006,250  $ 160,006  $ 680,880     $   63,949     $ (1,525,519)  $  (620,684)
                               =====================================================================================================











                                                   Theaccompanying  notes are an
                                                      integral   part   of  this
                                                      financial statement.


                                                                      F-5


                        COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Years Ended July 31, 1999, 1998 and 1997



                                                    1999             1998            1997
                                                 ------------      ----------     -----------
Cash Flows From Operating Activities

 Net Loss                                       $      21,621     $   (59,261)   $   (48,566)
                                                 ------------      -----------     -----------
 Adjustments to Reconcile Net Loss to Net
  Cash Used by Operating Activities
  Depreciation                                            735             -0-             -0-
  (Increase) Decrease In:
    Accounts Receivable and Accrued
      Assets                                          (32,470)            -0-             -0-
  Increase (Decrease) In:
    Accounts Payable and Accrued
      Liabilities                                      18,797          10,219           1,341
    Accounts Payable
      Related Entities                                 42,924          41,116          29,812
                                                 ------------      ----------     -----------

      Total Adjustments                                29,986          51,335          31,153
                                                 ------------      ----------     -----------

Net Cash (Used For) Operations                        51,607          (7,926)        (17,413)
                                                 ------------      ----------     -----------


Cash Provided by Investing Activities
  Purchase of Equipment                               (7,121)             -0-             -0-
  Investments                                       (150,000)             -0-             -0-
                                                 ------------      ----------     -----------
Net Cash (Used For) Investing Activities            (157,121)             -0-             -0-
                                                 ------------      ----------     -----------

Cash Provided by  Financing Activities
  Proceeds From Notes Payable - Related              154,000           7,850          17,300
                                                 ------------      ----------     -----------

Net Cash Provided by Financing Activities            154,000           7,850          17,300
                                                 ------------      ----------     -----------

Increase (Decrease) in Cash                           48,486             (76)           (113)

Balance at Beginning of Year                              77             153             266
                                                 ------------      ----------     -----------

Balance at End of Year                         $      48,563     $        77    $        153
                                                 ============      ==========     ===========










                           The  accompanying  notes are an integral part of this
                             financial statement.



                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1999
                                  -------------




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

            In August, 1998, the Company hired a manager experienced in Internet programming to investigate the possibility of implementing a new business activity for the Company known as website development and maintenance. The rapid development of the Internet and its graphical element, the World Wide Web, has made the use of the Internet commonplace among many companies around the world. The Company's management concluded that significant opportunities existed in this emerging technology and developed a business model where the Company would seek programming contracts with related and outside companies to do this type of work on a consulting and project basis. The manager hired to do the business investigation was named the Director of Technology Development and the Company began its consulting work in the fourth calendar quarter of 1998, when the Company established its operations in Chicago and hired additional staff.

            The Company focuses its efforts on the development of commercial sites on the World Wide Web. The Company develops e-commerce applications, where a manufacturer or distributor would sell its products on the Internet, internal coordination sites called Intranets, that are used by employees of a company to communicate with each other and share information, and Extranets, used by companies to communicate and share information with outside groups such as suppliers and major customers.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1999
                                  -------------

            The technical management of the Company has significant experience in this type of work and has two current clients for these type of projects, while currently prospecting for additional business in this area. The ability of the Company to generate additional business is directly related to staffing levels of employees. As such, the Company expects to hire additional employees as the level of business grows.



      B.    Consolidation

            The consolidated financial statements include the consolidated financial information of TSI since that entity's inception. This consolidated financial information of TSI includes the operations of its wholly owned subsidiary, TSC, since its acquisition on November 16, 1987. All significant inter company balances and transactions have been eliminated in consolidation.


      C.    Patents

            Patent costs for the years ended July 31, 1991 and prior were amortized on the straight-line method over the estimated useful life of the patents of 17 years. Due to the lack of a marketable product, research and marketing development, and the lack of adequate capital to protect and take advantage of these patents, effective with the year ended July 31, 1992, all unamortized patent costs were fully amortized. All patent maintenance costs are expensed when incurred. Patents were issued on July 21, 1987 and July 5, 1988. During the year ended July 31, 1999 the cost to maintain these patents and record them in foreign countries was $7,156 which was recorded as patent fees expense.

      D.    Income Taxes

            The Company and it's wholly owned subsidiaries file a consolidated federal income tax return. Due to the Company's net operating losses there is no provision for federal income taxes in these financial statements.

            Tax credits will be reflected in the income statement under the flow-through method as a deduction of income taxes in the year in which they are used. At July 31, 1999, the Company's carryforwards are as follows:

                                                         Net        General
               Year of          Net Operating Loss       Capital    Business
             Expiration        Book            Tax       Loss       Credits
             -----------       -------------------       -------   ---------

                2001             -0-            -0-         -0-     11,763
                2002         302,543        306,786         -0-     18,390
                2003         329,338        223,481         -0-        -0-
                2004          66,722        110,507         -0-        -0-
                2005         155,215        143,453         -0-        -0-
                2006          80,080         55,410         730        -0-
                2007         236,002        228,734         -0-        -0-
                2008          84,714         99,931      22,500        -0-
                2009          55,673         55,664         -0-        -0-
                2010          57,605         57,499         -0-        -0-
                2011          63,576         63,576         -0-        -0-
                2012          48,566         48,566         -0-        -0-
                2013          59,261         59,261         -0-        -0-


            The primary difference between the book and tax net operating loss carryforwards result from differences in depreciation and amortization methods and the treatment of unrealized loss of market value of certain investments.

      E.    Net Loss (Gain) Per Common Share

            The net loss (gain) per common share is computed by dividing the net loss (gain) for the period by the weighted average number of shares outstanding. All "cheap stock" issued prior to the public offering is included in the computation as if it were outstanding from inception.

      F.    Cash Equivalents

            The Company considers all highly liquid investments with a maturity of three months or less cash equivalents.

      G.    Equipment and Depreciation

            Equipment was stated at cost. Depreciation was computed for financial reporting purposes on a straight-line basis over an estimated life. Depreciation expense for the years ended July 31, 1999, 1998 and 1997 was $735, $0 and $0 respectively.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1999
                                  -------------

Note 2.     Marketable Securities

      During the years ended July 31, 1999 and 1998 the Company held common stock in Williams Controls, Inc. (Nasdaq "WMCO") in which a major shareholder and former officer/director of the Company is an officer. The stock had a cost of $25,035 and a fair market value at July 31, 1999 and 1998 of $88,984 and $80,086 respectively.

      In accordance with SFAS 115, the Company has classified the WMCO stock as an available-for-sale security and has reported it at its fair market value effective July 31, 1999.

      These securities are collateral for loans from a related party.

Note 3.     Notes Payable and Notes Receivable

      A.    Related Entity Notes Payable

            Since the inception of the Company to October 1999, related companies have provided loans to meet the operating cash flow need. These notes are rewritten as the loan amount increases. Notes payable to related entities bear interest at 10 to 12 percent per annum, and are due and payable within 180 days or on demand and are dated as follows:


                                                                  July 31,
                                                            -------------------
                                                            1999           1998
                                                            ----           ----

            June 21, 1988           (3)   12%                600            600
            August 30, 1989         (3)   12%              6,500          6,500
            January 14, 1993        (3)   10%              5,000          5,000
            December 19, 1999       (1)   10.25%         381,217        227,157
            September 11, 1999      (2)   10.25%         159,123        159,123


            (1) Owed to Acrodyne Corporation ("Acrodyne"). Collateralized by al lassets of CompuSonics Video Corporation.

            (2) Owed to Acrodyne. Collateralized by all of the assets of Tyler-Shaw.

            (3) Owed to Acrodyne,  unsecured, and transferred from Equitex, Inc.
                (see note 8).

      B.    Non - Related Entity Notes Payable

                                    July 31,
                                                  --------------------
                                                  1999            1998
                                                  ----            ----

            October 20, 1999     (1)   10.50%     20,100          20,100

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1999
                                  -------------


(1) Owed to First Equity Corporation. Collaterized by all assets of CompuSonics Video Corporation.

      C.    Notes Receivable - Related

            On June 22, 1999, the Company loaned $150,000 to Pro Golf International, Inc. ("PGI"), a subsidiary of Ajay Sports, Inc. The Company received a promissory note that is subordinated to PGI's primary lender. The unpaid principal balance will bear an interest rate of 10% and will be due and payable in full on July 22, 2000. The Company has made a proposal to PGI to do website development and maintenance work for PGI and its related companies.

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

      B.    Public Offering of Common Stock

            In December 1985 the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to May 15, 2000. The Company may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

            One Class B warrant entitles the holder to purchase one share of the Company's common stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to May 15, 2000. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a nonaccountable expense allowance of $27,000.

            The public offering was successfully completed on December 13, 1985 and the Company received $727,971 as the net offering proceeds for the 30,000,000 units sold. As of July 31, 1999, 6,250 Class A warrants have been exercised for total proceeds of $313.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1999
                                  -------------

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

Note 5.     Related Party Transactions

      The Company currently occupies office space, at no charge, in the office of Acrodyne, a related entity. TSC also utilizes space in a related entity at no charge for the purposes of accounting and administration. The Company believes its current facilities are sufficient for its presently intended business activity. The accounts payable, as of July 31, 1999 and 1998, include management fees owed to Acrodyne of $500 and $600 respectively (see note 6(b)).

      The Company also has an unsecured advance payable, to Acrodyne of $26,016 as of July 31, 1999. This payable was transferred from Equitex, Inc. to Acrodyne Corporation in August, 1993 (see note 8). The accrued interest payable at July 31, 1999 and 1998 to Acrodyne was $281,226 and $238,202 respectively.

      See Note 3, herein, regarding loans made to the Company by a related entity.

     The Company currently has consulting agreements with two affiliated companies to do website development and maintenance consulting work. They are Williams Controls, Inc. ("Williams") and Ajay Sports, Inc. ("Ajay").
     The work product includes redesigns of the companies websites, the development of intranet products, and ongoing maintenance of the sites as new features are added.


      During the years ended July 31, 1999 and 1998 the Company held common stock in a company in which the Company's major shareholder and former officer/director (see Note 7) is an officer and director (see Note 2).

      In August 1990 the Company entered into a management fee agreement with the related entity, at the time, whereby the Company will pay direct labor cost plus overhead for management services rendered. Management fees expense totaled $4,150, $1,200, and $1,200 for the years ended July 31, 1999, 1998, and 1997.

Note 6.     Cash Flows Disclosure

      Interest and income taxes paid for the years ended July 31, 1999, 1998 and 1997 were as follows:

                                1999              1998               1997
                              --------          ---------         ---------

      Income Taxes            $     -0-         $    -0-          $     -0-
                              =========         ========          =========

      Interest                $     -0-         $    -0-          $     -0-
                              =========         ========          =========



Note 7.     Transfer of Interest

     On August 19, 1993, Equitex transferred all its interest in the Company including stocks, notes and accounts receivable to Thomas W. Itin or his assigns. Mr. Itin is the former President and Chairman of the Board of the Company. Thomas W. Itin is Chairman of the Board and President of Acrodyne and WMCO.


Note 8.     Change in Control

      Effective November 10, 1993, the President and Chairman of the Board of Directors of the Company resigned due to commitments to other companies in which he is an officer and director. Robert R. Hebard was elected as director and chairman of the board and president. Mr. Hebard is assistant secretary of an investee, WMCO.

Note 9.     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.



 Note 10.   Other Subsequent Events

      On August 27, 1999, the Registrant filed a Form 8-K regarding the Registrant's engagement with the accounting firm of J.L. Stephan Co., P.C. to act as its independent accounting firm, to replace Hirsch Silberstein & Subelsky, P.C. The decision by Hirsch Silberstein & Subelsky, P.C. to resign was a result of one of its members, Ronald N. Silberstein, leaving the firm to become Ajay Sports, Inc.'s Chief Financial Officer and Chief Administrative Officer. Following Mr. Silberstein's departure, the Registrant was advised that the firm will concentrate its practice of providing accounting related services to individuals and privately held businesses.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1999
                                  -------------

Note 11.    Concentration of Risk

      The Company provides internet consulting services to other businesses. Substantially all consulting revenue for the year ended July 31, 1999 was from two businesses, both of whom are related parties.

Note 12.    Contingencies

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has prior years' net losses of $59,261 and $48,566 for the years ended July 31, 1998 and 1997, respectively, and as of July 31, 1999 had a working capital deficiency of $627,070 and net stockholders' deficiency of $620,684. The Company earned commission income of $212,210, $0, and $0 during the years ended July 31, 1999, 1998 and 1997 and was mainly dependent upon a related party to fund its working capital prior to the current year. Management adopted a plan in August 1998 to provide contractual internet consulting services. The Company's ability to continue as a going concern is partially dependent on the retention of these consulting contracts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                                 Schedules of Investments
                                                At July 31, 1999 and 1998

                                                                                                       Amount at Which
                                                                                                       Each Portfolio of
                                                                                   Market Value of     Equity Security Issues
                                                                                    Each Issue at      and Each Other
          Name of Issuer and                   Number of            Cost of         Balance Sheet      Security Issue Carried
          Title of Each Issue               Shares or Units        Each Issue           Date           in the Balance Sheet
----------------------------------------   -------------------   ---------------   ----------------    --------------------

July 31, 1999

Common Stocks

Williams Controls, Inc. *                              28,475           $25,035            $88,984            $88,984
                                                       ======           =======            =======            =======


July 31, 1998


Common Stocks

Williams Controls, Inc. *                              28,475           $25,035            $80,086            $80,086
                                                       ======           =======            =======            =======






* See Note 2



                                          The accompanying notes are an integral
                                            part of this financial statement.


                                                           F-15