Form 10-Q
period 1999-10-31
COMPUSONICS VIDEO CORP
filed 1999-12-15
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter year ended:                          Commission file number:
    October 31, 1999                                         0-14200
---------------------------                          ------------------------


                          CompuSonics Video Corporation
             (Exact name of Registrant as specified in its charter)

Colorado                                                    84-1001336
------------------------------                      -------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification Number)

7001 Orchard Lake Road - Suite 424
West Bloomfield, MI                                         48322-3608
-------------------------------------               -------------------------
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

As of December 1, 1999, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

             Form 10-Q Filing for the Quarter Ended October 31, 1999

                                      INDEX
                                                                            Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements.

            Consolidated Balance Sheets
             October 31, 1999 (Unaudited) and July 31, 1999                    3

            Consolidated Statements of Operations (Unaudited)
             Three months ended October 31, 1999
              and 1998                                                         4

            Consolidated Statements of Cash Flows (Unaudited)
             Three months ended October 31, 1999 and 1998                      5

            Notes to Consolidated Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             6-7


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                   7

            Signature Page                                                     8



                     COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          ------------------------------
                                                            10/31/99           07/31/99
                                                          -----------        -----------

Current Assets
    Cash                                              $       32,463       $     48,563
    Accounts Receivable - Related Parties                     34,753             30,254
    Interest Receivable                                        5,384              1,603
    Notes Receivable - Related Party                         150,000            150,000
    Prepaid Assets                                               440                614
    Marketable Equity Securities Available
       For Sale                                               64,069             88,984
                                                          -----------        -----------
         Total Current Assets                           $    287,109         $  320,018
Other Assets
Equipment                                                     45,896             45,896
    Less Accumulated Depreciation                            (40,103)           (39,510)
                                                          -----------        -----------
                                                               5,793              6,386
         Total Other Assets

                                                          -----------        -----------
         Total Assets                                   $    292,902         $  326,404
                                                          ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT



Current Liabilities
    Notes Payable to Related Entities                   $    552,440       $    552,440
    Notes Payable - Other                                     20,100             20,100
    Accounts Payable and Accrued Liabilities                  53,081             66,807
    Accounts Payable - Related Entities                      322,040            307,741
                                                          -----------        -----------
         Total Liabilities                                   947,661            947,088
                                                          -----------        -----------

Stockholders' Deficit
    Preferred Stock - Series A Convertible Stock
       $.001 Par Value, 75,000,000 Shares
       Authorized, -0- Shares Issued and Outstanding             -0-                -0-
    Common Stock $.001 Par Value, 300,000,000
       Shares Authorized, 160,006,250 Shares
       Issued and Outstanding in 1999 and 1998               160,006            160,006
    Additional Paid-In Capital                               680,879            680,880
    Retained Earnings
       Unrealized Gain on Available for Sale Securities       39,034             63,949
       Accumulated Deficit                                (1,534,678)        (1,525,519)
                                                          -----------        -----------
         Total Stockholders' Deficit                        (654,760)          (620,684)
                                                          -----------        -----------

         Total Liabilities and Stockholders' Deficit    $    292,902         $  326,404
                                                          ===========        ===========




                                             3

                    COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          For the three months ended October 31,
                                          -------------------------------------
                                                  1999                 1998
                                          -------------------------------------

Consulting Fee Income                     $       49,832       $       25,000
                                          ----------------      ---------------

General and Administrative Expenses
  Staff Salary                                    36,354               16,500
  Professional Fees                                2,386                1,168
  Management Fees - Related Party                  1,640                  750
  Patent Fees                                         -0-                  -0-
  All Other General and Administrative
    Expenses                                       7,562                4,114
                                          ----------------      ---------------

                                                  47,942               22,532
                                          ----------------      ---------------

Income (Loss) From Operations                      1,890                2,468
                                          ----------------      ---------------

Other Income (Expense)
  Interest Income                                  3,781                   -0-
  Interest Expense                               (14,830)             (10,974)
                                          ----------------      ---------------

                                                 (11,049)             (10,974)
                                          ----------------      ---------------

Net Loss Before Income Taxes                      (9,159)              (8,506)
Income Tax Benefit                                    -0-                  -0-
                                          ----------------      ---------------

Net Loss                                  $       (9,159)       $      (8,506)
                                          ================      ===============

Weighted Average Number
  of Common Shares                           160,006,250          160,006,250
                                          ================      ===============

Net Loss Per Common Share                 $        (0.00)       $       (0.00)
                                          ================      ===============






                        See notes to Financial Statements





                     COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                For the three months ended October 31,
                                               -----------------------------------------
                                                         1999                   1998
                                               -----------------------------------------

Cash Flows From Operating Activities
       Net Loss                                       $  (9,159)           $     (8,506)
       Adjustments to Reconcile Net Loss to Net
       Cash Used by Operating Activities
       Depreciation                                         593                      -0-
       Increase (Decrease) In:
             Accounts Receivable and Accrued
             Assets                                      (8,107)                     -0-
       Increase (Decrease) In:
             Accounts Payable and Accrued
             Liabilities                                  1,691                    (996)
             Accounts Payable
             Related Entity                              (1,119)                 10,592
                                                      ----------             -----------

                   Total Adjustments                     (6,941)                  9,596
                                                      ----------             -----------

Net Cash (Used For) Operations                          (16,100)                  1,089
                                                      ----------             -----------

Cash Provided by (Used For) Investing Activities             -0-                     -0-
                                                      ----------             -----------

Net Cash Provided by Investing Activities                    -0-                     -0-
                                                      ----------             -----------

Cash Provided by (Used For) Financing Activities
             Proceeds From Notes Payable - Related           -0-                  4,000
                                                      ----------             -----------

Net Cash Provided by (Used For) Financing Activities         -0-                  4,000
                                                      ----------             -----------

Increase (Decrease) in Cash                             (16,100)                  5,089

Balance at Beginning of Period                           48,563                      77
                                                      ----------             -----------

Balance at End of Period                           $     32,463            $      5,167
                                                      ==========             ===========





                        See notes to financial statements

                                           5


                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month period ended October 31, 1999; the company's financial position at October 31, 1999 and July 31, 1999; and the cash flows for the three-month period ended October 31, 1999 and 1998. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 31, 1999 Form 10-K.

The results for the three-month period ended October 31, 1999 are not necessarily indicative of future financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The net loss for the three-month period ended October 31, 1999 was $653 more than that for the three-month period ended October 31, 1998. This was due mainly to the increase in consulting fee income of $24,832, and offset by the staff salary expense of $19,854, an increase in professional fees of $1,218 and an increase of $890 in management fees.

Working capital decreased by $33,481 from July 31, 1999 to October 31, 1999, due to the net loss of $9,159, a decrease in unrealized gain on investments of $24,915 and depreciation expense of $593. In the past, the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.

The Registrant has the following marketable securities:

      Williams Controls, Inc.  28,475 Common Shares
             Cost - $25,035
             Market Value at 10/31/99  - $64,069
These shares are used as collateral against the notes payable.

Ethan  Matyas  is  the  Company's   Director  of  Professional   Services.   His
responsibilities with the Company are to oversee it's internet web site development and maintenance business, and to formulate a plan and pursue actions against those parties believed to be violating the patents owned by the Company. No violators have been identified at this time, and the Company continues to pursue was to identify such violators, but at this time, the Registrant does not have the funds available to pursue these potential violators.


During the first quarter, the Registrant had two employees to carry out the Registrants web site development and maintenance business. The Company currently has two clients, who generate most of the Company's revenue, and it is pursuing the adding of new clients.

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

                     For the quarter ended October 31, 1999

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




                          COMPUSONICS VIDEO CORPORATION
                          -----------------------------
                                  (Registrant)





                                    By /s/ Robert R. Hebard
                                      ------------------------------------
                                      Robert R. Hebard, Chief Executive Officer
                                      & Chairman of the Board

Date Signed:  December 14, 1999