Form 10-Q
period 2000-01-31
COMPUSONICS VIDEO CORP
filed 2000-03-16
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter year ended:                              Commission file number:
    January 31, 2000                                             0-14200
---------------------------                              -----------------------


                          CompuSonics Video Corporation
             (Exact name of Registrant as specified in its charter)

   Colorado                                                       84-1001336
-------------------------------                          -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization                            Identification Number)

7001 Orchard Lake Road - Suite 424
     West Bloomfield, MI                                          48322-3608
-----------------------------------                      -----------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days: Yes X No

As of March 15, 2000, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

             Form 10-Q Filing for the Quarter Ended January 31, 2000

                                      INDEX
                                                                            Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements.

            Consolidated Balance Sheets
             January 31, 2000 (Unaudited) and July 31, 1999                    3

            Consolidated Statements of Operations (Unaudited)
             Three and Six months ended January 31, 2000
              and 1999                                                         4

            Consolidated  Statements of Cash Flows  (Unaudited)
            Six months ended January 31, 2000 and 1999                         5

            Notes to Consolidated Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             6-7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                   7

            Signature Page                                                     8


                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                          ------------------------------
                                                          01/31/2000         07/31/1999
                                                          -----------        -----------
Current Assets
    Cash                                              $        6,028       $     48,563
    Accounts Receivable - Related Parties                     34,259             30,254
    Interest Receivable                                        9,164              1,603
    Notes Receivable - Related Party                         150,000            150,000
    Prepaid Assets                                               920                614
    Marketable Equity Securities Available
       For Sale                                               61,399             88,984
                                                          -----------        -----------
         Total Current Assets                                261,770            320,018
Other Assets
    Equipment                                                 45,896             45,896
       Less Accumulated Depreciation                         (40,697)           (39,510)
                                                          -----------        -----------
         Total Other Assets                                    5,199              6,386

                                                          -----------        -----------
         Total Assets                                   $    266,969         $  326,404
                                                          ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Notes Payable to Related Entities                   $    527,440       $    552,440
    Notes Payable - Other                                     20,100             20,100
    Accounts Payable and Accrued Liabilities                  54,388             66,807
    Accounts Payable - Related Entities                      336,021            307,741
                                                          -----------        -----------
                                                             937,949            947,088
                                                          -----------        -----------
Stockholders' Deficit
    Preferred Stock - Series A Convertible Stock
       $.001 Par Value, 75,000,000 Shares
       Authorized, -0- Shares Issued and Outstanding             -0-                -0-
    Common Stock $.001 Par Value, 300,000,000
       Shares Authorized, 160,006,250 Shares
       Issued and Outstanding                                160,006            160,006
    Additional Paid-In Capital                               680,880            680,880
    Retained Earnings
       Unrealized Gain on Available for Sale Securities       36,364             63,949
       Accumulated Deficit                                (1,548,230)        (1,525,519)
                                                          -----------        -----------
         Total Stockholders' Deficit                        (670,980)          (620,684)
                                                          -----------        -----------
         Total Liabilities and Stockholders' Deficit    $    266,969         $  326,404
                                                          ===========        ===========


                        See notes to financial statements
                                        3


                                                 COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   (Unaudited)

                                             For the three months ended January 31,   For the six months ended January 31,
                                             -------------------------------------    -----------------------------------
                                                    2000                 1999               2000                1999
                                             -------------------------------------    -----------------------------------
Consulting Fee Income                         $    49,250          $       42,708     $       99,082      $       67,708
                                             ----------------      ---------------    ---------------    ----------------

General and Administrative Expenses
  Staff Salary                                        33,675               21,000             70,029              37,500
  Professional Fees                                    7,693                  881             10,079               2,049
  Management Fees - Related Party                      1,750                  750              3,390               1,500
  Patent Fees                                          3,640                3,212              3,640               3,212
  All Other General and Administrative
    Expenses                                           5,211                4,200             12,773               8,314
                                             ----------------      ---------------    ---------------    ----------------

                                                      51,969               30,043             99,911              52,575
                                             ----------------      ---------------    ---------------    ----------------

 Net Income (Loss) From Operations                    (2,719)              12,666               (829)             15,134
                                             ----------------      ---------------    ---------------    ----------------

Other Income (Expense)
  Interest Income                                      3,781                  -0-              7,562                 -0-
  Interest Expense                                   (14,613)             (10,955)           (29,443)            (21,929)
                                             ----------------      ---------------    ---------------    ----------------
                                                     (10,832)             (10,955)           (21,881)            (21,929)

Net Income (Loss) Before Income Taxes                (13,551)               1,711            (22,710)             (6,795)
Income Tax Benefit                                       -0-                  -0-                -0-                 -0-
                                             ----------------      ---------------    ---------------    ----------------

Net Income (Loss)                             $      (13,551)      $        1,711     $      (22,710)     $       (6,795)
                                             ================      ===============    ===============    ================

Weighted Average Number
  of Common Shares                               160,006,250          160,006,250        160,006,250         160,006,250
                                             ================      ===============    ===============    ================

Net Loss Per Common Share                     $        (0.00)      $         0.00     $        (0.00)     $        (0.00)
                                             ================      ===============    ===============    ================




                                                          See notes to Financial Statements

                                                                            4


                       COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                 STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                    For the six months ended January 31,
                                               --------------------------------------------
                                                           2000                    1999
                                               --------------------------------------------
Cash Flows From Operating Activities
       Net Loss                                       $    (22,710)           $     (6,795)
       Adjustments to Reconcile Net Loss to Net
       Cash Used by Operating Activities
       Depreciation                                          1,187                     -0-
       Change in Assets and Liabilities
       (Increase) Decrease In:
       Accounts Receivable and Accrued Assets              (11,872)                 (5,248)
       Increase (Decrease) In:
       Accounts Payable and Accrued Liabilities            (12,418)                 (1,104)
       Accounts Payable Related Entity                      28,278                  20,515
                                                        -----------             -----------

                   Total Adjustments                         5,175                  14,164
                                                        -----------             -----------

Net Cash (Used For) Operations                             (17,535)                  7,369
                                                        -----------             -----------

Cash Provided by (Used For) Investing Activities               -0-                     -0-
                                                        -----------             -----------

Net Cash Provided by Investing Activities                      -0-                     -0-
                                                        -----------             -----------

Cash Provided by (Used For) Financing Activities
             Proceeds From Notes Payable - Related         (25,000)                  4,000
                                                        -----------             -----------

Net Cash Provided by (Used For) Financing Activities       (25,000)                  4,000
                                                        -----------             -----------

Increase (Decrease) in Cash                                (42,535)                 11,369

Balance at Beginning of Period                              48,563                      77
                                                        -----------             -----------

Balance at End of Period                             $       6,028          $       11,447
                                                        ===========             ===========





                            See notes to financial statements

                                            5

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

            The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six-month period ended January 31, 2000; the company's financial position at January 31, 2000 and July 31, 1999; and the cash flows for the six-month period ended January 31, 2000 and 1999. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 1999 Form 10-K.

            The results for the six-month period ended January 31, 2000 are not necessarily indicative of future financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The net loss for the six-month period ended January 31, 2000 was $15,915 more than that for the six-month period ended January 31, 1999. This was due mainly to the increase in staff salary expense of $32,529, an increase in professional fees of $8,030 and an increase in interest expense of $15,543, offset by the increase in consulting fees of $31,374.

            Working capital decreased by $49,109 from July 31, 1999 to January 31, 2000, due mainly to the net loss of $22,710 and a decrease in unrealized gain on investments of $27,585. In the past, the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.

            The Registrant has the following marketable securities:

                  Williams Controls, Inc.  28,475 Common Shares
                        Cost - $25,035
                        Market Value at 1/31/00  - $61,399
            These shares are used as collateral against the notes payable.

            Ethan Matyas is the Company's Director of Professional Services. His responsibilities with the Company are to oversee it's internet web site development and maintenance business, and to formulate a plan and pursue actions against those parties believed to be violating the patents owned by the Company.

            No violators have been identified at this time, and the Company continues to develop a plan to identify and pursue such potential violators, but at this time, the Registrant does not have the funds available to execute the plan.

            During the first quarter, the Registrant had two employees to carry out the Registrants web site development and maintenance business. The Company currently has one client, who generates all of the Company's revenue, and it is pursuing the adding of new clients. There is no assurance that this will continue in the future or that the effort to add new clients will be successful.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

(a)   Exhibits
      None

(b)  Reports on Form 8-K
      None

                          COMPUSONICS VIDEO CORPORATION

                                    Form 10-Q

                     For the quarter ended January 31, 2000

                                 Signature Page


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          COMPUSONICS VIDEO CORPORATION
                                  (Registrant)





                             By \s\Robert R. Hebard
                                -----------------------------------------
                                Robert R. Hebard, Chief Executive Officer
                                & Chairman of the Board

Date Signed:  March 16, 2000