Form 10-Q
period 2000-04-30
COMPUSONICS VIDEO CORP
filed 2000-06-19
CIK 777844

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the quarter year ended:                        Commission file number:
           April 30, 2000                                      0-14200
      -------------------------                             ---------------


                          CompuSonics Video Corporation
             (Exact name of Registrant as specified in its charter)

      Colorado                                                    84-1001336
      --------                                                     --------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                    Identification Number)

     32751 Middlebelt Road, Suite B

     Farmington Hills, MI                                              48334
     ------------------------------                                  --------
     (Address of principal executive offices)                      (Zip Code)

               Registrant's telephone number, including area code:

                                 (248) 851-5651

                               ------------------
          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.001 Par Value

                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days: Yes X No ---

As of June 8, 2000, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

              Form 10-Q Filing for the Quarter Ended April 30, 2000

                                      INDEX

                                                                           Page
                                                                         Number
                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements.

            Consolidated Balance Sheets

             April 30, 2000 (Unaudited) and July 31, 1999                     3

            Consolidated Statements of Operations (Unaudited)
             Three and Nine months ended April 30, 2000
              and 1999                                                        4

            Consolidated Statements of Cash Flows (Unaudited)
             Nine months ended April 30, 2000 and 1999                        5

            Notes to Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            6-8

Item 5.     Subsequent Events                                                 8

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  9

            Signature Page                                                   10


                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          ------------------------------
                                                          04/30/2000         07/31/1999

                                                          -----------        -----------
Current Assets

    Cash                                              $        3,599       $     48,563
    Accounts Receivable                                       50,645             30,254
    Interest Receivable                                          -0-              1,603
    Note Receivable                                              -0-            150,000
    Prepaid Expenses                                             754                614
    Marketable Equity Securities Available
       For Sale                                               46,272             88,984
                                                          -----------        -----------
         Total Current Assets                                101,270            320,018
                                                          -----------        -----------
Other Assets

    Investments                                              159,000                -0-
    Equipment                                                 45,896             45,896
    Less: Accumulated Depreciation                           (41,290)           (39,510)
                                                          -----------        -----------
         Total Other Assets                                  163,606              6,386
                                                          -----------        -----------

                Total Assets                          $      264,876       $    326,404
                                                          ===========        ===========



                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

    Notes Payable to Related Entities                 $      542,490       $    552,440
    Notes Payable - Other                                     24,000             20,100
    Accounts Payable and Accrued Liabilities                  38,495             66,807
    Accounts Payable - Related Entities                      351,379            307,741
                                                          -----------        -----------
                                                             956,363            947,088
                                                          -----------        -----------
Stockholders' Deficit

    Preferred Stock - Series A Convertible Stock
       $.001 Par Value, 75,000,000 Shares

       Authorized, -0- Shares Issued and Outstanding             -0-                -0-
    Common Stock $.001 Par Value, 300,000,000
       Shares Authorized, 160,006,250 Shares

       Issued and Outstanding                                160,006            160,006
    Additional Paid-In Capital                               680,880            680,880
    Retained Earnings
       Unrealized Gain on Available for Sale Securities       21,237             63,949
       Accumulated Deficit                                (1,553,609)        (1,525,519)
                                                          -----------        -----------
         Total Stockholders' Deficit                        (691,487)          (620,684)
                                                          -----------        -----------
         Total Liabilities and Stockholders' Deficit  $      264,876         $  326,404
                                                          ===========        ===========


                        See notes to financial statements

                                        3


                                      COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)

                                            For the three  months  ended  April 30,   For the nine months ended April 30,
                                             -------------------------------------    -----------------------------------
                                                    2000                 1999               2000                1999
                                             -------------------------------------    -----------------------------------
Consulting Fee Income                         $      48,250        $       63,542     $      147,332      $      131,250
                                             ----------------      ---------------    ---------------    ----------------

General and Administrative Expenses

  Staff Salary                                        28,475               26,225             98,504              63,725
  Professional Fees                                   (7,282)               1,695              2,797               3,743
  Management Fees - Related Party                      1,250                1,250              4,640               2,750
  Patent Fees                                          6,028                3,360              9,668               6,572
  All Other General and Administrative
    Expenses                                          10,283               10,579             23,056              18,893
                                             ----------------      ---------------    ---------------    ----------------

                                                      38,753               43,108            138,664              95,683
                                             ----------------      ---------------    ---------------    ----------------

Income (Loss) From Operations                          9,497               20,434              8,668              35,567
                                             ----------------      ---------------    ---------------    ----------------

Other Income (Expense)
  Interest Income                                       (165)                 -0-              7,397                 -0-
  Interest Expense                                   (14,712)             (10,608)           (44,155)            (32,537)
                                             ----------------      ---------------    ---------------    ----------------
                                                     (14,877)             (10,608)           (36,758)            (32,537)

Net Income (Loss) Before Income Taxes                 (5,380)               9,825            (28,090)              3,030
Income Tax Benefit                                       -0-                  -0-                -0-                 -0-
                                             ----------------      ---------------    ---------------    ----------------

Net Income (Loss)                             $       (5,380)         $     9,825        $   (28,090)        $     3,030
                                             ================      ===============    ===============    ================

Weighted Average Number

  of Common Shares                               160,006,250          160,006,250        160,006,250         160,006,250
                                             ================      ===============    ===============    ================

Net Loss Per Common Share                     $           (0)      $            0        $        (0)      $           0
                                             ================      ===============    ===============    ================




                                                See notes to Financial Statements

                                                                4



                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                    For the nine months ended April 30,
                                               ------------------------------------------
                                                          2000                   1999
                                               ------------------------------------------
Cash Flows From Operating Activities

       Net Income (Loss)                              $  (28,090)            $     3,030
       Adjustments to Reconcile Net Loss to Net
       Cash Used by Operating Activities
             Depreciation                                  1,780                     188
             Change in Assets and Liabilities
                (Increase) Decrease In:
                   Accounts Receivable and
                           Accrued Assets                 23,783                 (20,981)
                Increase (Decrease) In:
                   Accounts Payable and Accrued

                           Liabilities                   (55,609)                   (222)
                   Accounts Payable
                           Related Entity                 28,220                  30,958
                                                        ---------              ----------

                               Total Adjustments          (1,825)                  9,944
                                                        ---------              ----------

Net Cash (Used For) Operations                           (29,916)                 12,974
                                                        ---------              ----------

Cash Provided by (Used For) Investing Activities
             Proceeds used for Investments              (159,000)                    -0-
             Payments from Notes Receivable              150,000                     -0-
                                                        ---------              ----------

Net Cash Provided by Investing Activities                 (9,000)                    -0-
                                                        ---------              ----------

Cash Provided by (Used For) Financing Activities
             Proceeds From Notes Payable                   3,900                     -0-
             Proceeds From Notes Payable - Related        (9,950)                  4,000
                                                        ---------              ----------

Net Cash Provided by (Used For) Financing Activities      (6,050)                  4,000
                                                        ---------              ----------

Increase (Decrease) in Cash                              (44,967)                 16,974

Balance at Beginning of Period                            48,563                      77
                                                        ---------              ----------

Balance at End of Period                          $        3,599           $      17,053
                                                        =========              ==========





                        See notes to financial statements

                                        5

                   COMPUSONICS VIDEO CORPORATION & SUBSIDIARIE
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

            The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine-month period ended April 30, 2000; the company's financial position at April 30, 2000 and July 31, 1999; and the cash flows for the nine-month period ended April 30, 2000 and 1999. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 1999 Form 10-K.

            The results for the nine-month period ended April 30, 2000 are not necessarily indicative of future financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The net loss for the three-month period ended April 30, 2000 was $5,380 compared to net income of $9,825 for the three-month period ended April 30, 1999. This was due mainly to a decrease in consulting fee income of 15,292, an increase in staff salaries of $2,200, an increase in interest expense of $4,104 and a $2,668 increase in patent fees, which more than offset by a $8,997 decrease in professional fees compared to the same three month period of 1999.

          The net loss for the nine-month period ended April 30, 2000 was $28,090 compared to net income of $3,030 for the nine-month period ended April 30, 1999. This was due mainly to an increase in staff salaries of $34,779 and a $3,096 increase in patent fees and a $11,618 increase in interest expense, that more than offset a $16,082 increase in consulting fee income compared to the nine month period ended April 30, 1999. The Registrant has decided to discontinue it website development and maintenance activities due to the reduced prospects related to its only current client and the inability to obtain new business. The two employees involved in this activity have resigned their employment with the Registrant effective May 5, 2000.

          Working capital decreased by $228,023 from July 31, 1999 to April 30, 2000, due to the decrease in unrealized gain on investments of $42,712 net loss of $28,090 and the conversion of the notes receivable from PGI into an investment of $159,000. In the past, the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.

            The Registrant has the following marketable securities:

                  Williams Controls, Inc.  28,475 Common Shares
                         Cost - $25,035
                         Market Value at 4/30/00 - $46,272

            These shares are used as collateral against the notes payable.

            In the Registrant's fiscal second quarter ended January 31, 2000, the Registrant began negotiations with its transfer agent, American Securities Transfer and Trust, Inc. ("AST"), to settle a past due amount owed to AST by the Registrant for transfer agent services over the prior several years. On February 15, 2000, the Registrant and AST agreed to settle this matter and the Registrant is now current on its ongoing obligations to AST for its services and AST is providing its transfer agent services to the Registrant and its stockholders as of the date of this report.

            On June 22, 1999, the Registrant had loaned $150,000 to Pro Golf International, Inc. ("PGI"), a subsidiary of Ajay Sports, Inc. ("Ajay"), partly in the belief that it would have the opportunity to provide website development services to PGI and another Ajay subsidiary, ProGolf.com, in the future, for which it would be paid development fees. The proceeds for making the loan were provided by a related party. At the time, the Registrant received a promissory note that was subordinated to PGI's primary lender. On February 29, 2000, the Registrant converted its note receivable from PGI, and the interest accrued but unpaid on such note receivable, into common stock of PGI. The conversion was made at the rate of $60 per common share, the price at which PGI was raising equity capital under a Confidential Private Placement Memorandum dated February 4, 2000. The Registrant had held the note from PGI from that June 22, 1999 until the time of this conversion of the note into PGI common stock. In exchange for converting the $150,000 note, and $9,000 of interest accrued on the note, the Registrant received 2,650 shares of PGI's common stock.

            On April 28, 2000, the Registrant announced in a news release that it would begin to launch a program to attempt to license its patent portfolio relating to data compression technology. The Registrant's U.S. and foreign patents cover fundamental techniques for digital recording and playback of audio and video data. The Registrant indicated it had completed the preliminary phase of a review to identify potential target companies that provide services or offer electronic products that may use data compression technology believed to be similar to that covered by the patents in which the Registrant has an interest. The Registrant stated that it has not yet completed a definitive analysis to determine whether any infringements have occurred. Coincident with this initial licensing effort, the Registrant stated it would continue the process of determining the relationship between the technology covering its patents and the use of similar technology in today's marketplace, as it seeks licensing opportunities.

Item 5.  Subsequent Events

            In August 1998, the Registrant hired a manager experienced in Internet programming to develop a new business activity for the Registrant known as website development and maintenance. The
            Registrant subsequently began this activity and obtained two clients, both of whom were related parties, that paid the Registrant fees for its website development and maintenance services. In the early part of fiscal year 2000, due to lack of activity with one of the two clients, the Registrant ceased providing services to that client, while continuing to provide services to its remaining client, and seeking additional business from new clients. For that time through 4/30/00, the Registrant was unable to obtain additional business for the website development and maintenance activity. Beginning in Registrant's fiscal 2000 third quarter, the Registrant began to follow a strategy to more actively focus management's time and financial resources toward licensing its patent technology related for data compression to potential licensees. As such, and due to the lack of additional business received in the Registrant's website development and maintenance activity, on May 5, 2000, the manager of the Registrant's website development and maintenance activity resigned, as did the other employee of the Registrant involved in this activity, and the Registrant has decided to focus its time and financial resources on the technology licensing activity. The former manager has agreed to work on website development projects on an as-needed consulting basis for the Registrant, but the Registrant does not expect to put an emphasis on this activity in the future.

            On May 10, 2000, the Registrant announced in a news release that it had paid the renewal fees required to maintain its data compression patents in effect in The United Kingdom, France, Germany, Belgium, Luxembourg and Switzerland. These foreign patents, as well as the Registrant's Japanese patent, are counterparts of the corresponding U.S. Patents in which the Registrant holds an interest. The foreign patents are expected to be offered for license along with the Registrant's U.S. patents.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

            (a)  Exhibits
                   None

            (b)  Reports on Form 8-K

                  On May 11, 2000, the Registrant filed a Form 8-K regarding the extension of the Class A and Class B warrants from May 15, 2000 to July 31, 2000.

                          COMPUSONICS VIDEO CORPORATION

                                    Form 10-Q

                      For the quarter ended April 30, 2000

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




                             COMPUSONICS VIDEO CORPORATION
                             -----------------------------
                                     (Registrant)





                                    By s\ Robert R. Hebard
                                       -----------------------
                                      Robert R. Hebard, Chief Executive Officer
                                      & Chairman of the Board

Date Signed:  June 16, 2000