Form 10-K
period 2000-07-31
COMPUSONICS VIDEO CORP
filed 2000-11-13
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:                             Commission file number:
       July 31, 2000                                        0-14200


                          COMPUSONICS VIDEO CORPORATION
               (Exact name of Company as specified in its charter)

         Colorado                                             84-1001336
---------------------------------                    ----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                       Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                          48334
------------------------------                              -----------
(Address of principal executive offices)                    (Zip Code)

                Company's telephone number, including area code:

                                 (248) 851-5651

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.001 Par Value
                                (Title of Class)

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days: Yes X No
      As of October 1, 2000, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $2,973,087 based on the average of the bid and asked prices as of September 29, 2000 of $0.037 as reported by the Over-The-Counter Bulletin Board (OTCBB).

                          COMPUSONICS VIDEO CORPORATION
                                    FORM 10-K

                                     PART I

ITEM 1.     BUSINESS

      (a) General Development of Business.

CompuSonics Video Corporation ("Company") was organized under the laws of the State of Colorado on August 14, 1985. The Company's principal activities since inception have been devoted to obtaining equity capital for the development of a digital video recording and playback system with a view towards its manufacture, marketing or licensing. The Company's current operations are limited to the licensing of its patent portfolio related to an audio digital recording and playback system and an audio and video digital recording and playback system or parts thereof, that are covered by the company's patents..

On December 13, 1985, the Company concluded a public offering of 30,000,000 Units, each Unit consisting of one share of its common stock and one Class A Warrant, and received net proceeds of $727,971. On November 16, 1987, the Company acquired The Tyler-Shaw Corporation, a New York corporation ("Tyler-Shaw"), which was engaged in the business of direct mail marketing. Effective July 31, 1992, Tyler-Shaw was considered inactive. Tyler-Shaw has no operations, research and development, earnings, cash flows, product development or sources of financing.

In August, 1998, the Company hired a manager experienced in Internet programming to investigate the possibility of implementing a new business activity for the Company known as website development and maintenance. The rapid development of the Internet and its graphical element, the World Wide Web, has made the use of the Internet commonplace among many companies and individuals around the world. The Company's management concluded that opportunities existed in this emerging market and developed a business model where the Company would seek programming contracts to do this type of work on a consulting and project basis. The manager hired to do the business investigation was named the Director of Technology Development and the Company began its consulting work in the fourth calendar quarter of 1998, when the Company established its operations in Chicago and hired additional staff. Due to the inability to obtain a regular flow of programming and consulting contracts, the Company discontinued this activity in May 2000.

On April 28, 2000, the company announced that it would begin pursuing companies who might have an interest in licensing its technology covered by the Company's patents. On August 11, 2000, the Company announced that it had signed a licensing agreement with Interactive Digital Media Corporation (IDMC) for the use of technology related to the company's patent portfolio. This was the company's first licensing agreement since announcing in April 2000 that it would focus its business activities on the licensing of the technology represented in the patents. Under the licensing agreement, the Company granted a non-exclusive, royalty bearing license for the Company's patented audio and video digital recording and playback system technology to IDMC for the System 7 and other products that IDMC may produce now and in the future. Terms of the license were structured so as to provide for an upfront payment, a note payable to the Company for the remainder of the licensing fee, and an ongoing royalty payments based on the sales of units covered by the license.

      (b) Financial Information about Industry Segments.

      During the year ended July 31, 2000, the Company was engaged in two business activities: (1) the licensing of the technology related to its patent portfolio, and (2) website development and maintenance contract work. The Company had no revenues for the past fiscal year from licensing its patent portfolio, nor did it have any revenue in the two years before that. Subsequent to the fiscal year ended July 31, 2000, the Company signed its first licensing agreement related to this business activity. The remainder of the Company's revenues in the fiscal year ended July 31, 2000 were related primarily to consulting contracts for its website development and maintenance business activity, which was discontinued in May 2000.


      (c) Narrative Description of Business.

      (c) (1) (i):

The CompuSonics Video System
In the late 1980s and early 1990s, the Company had developed a system, based on patents in which it had an interest, to make video recordings, digitize video images and playback digital data on a monitor. At that time, digitizing and random access capabilities represented significant improvements over conventional analog recorders. Conventional analog video recorders convert electrical impulses representing visual images into waveforms, which were then stored on magnetic tape or disk. On playback, waveforms were converted back into electrical impulses, which were converted to visual images through a television monitor or similar device. In an analog system, the accuracy of the reproduced image is dependent upon the quality of the recording medium, as well as the quality of the playback system itself. Further, the noise generated by the surface defects on the tape or disk was apparent when the image was played back. Advances in computer technology, particularly in digital memory devices, have been applied in the development of both audio and video digital recording and playback systems. CompuSonics Corporation, owner of 7.1% of the Common Stock of the Company, had produced audio digital systems that utilize microcomputer chips to record and reproduce audio signals using its proprietary digital audio technology, known as CSX. The Company had exclusive license to utilize the CSX technology in the development and production of its products. In the Company's system that it had developed, video signals would be converted into numerical data representing video images. Data would then be stored in a temporary buffer memory. Each video frame image would be processed, through licensed CSX technology, to reduce the amount of data to the minimum required to produce an image for playback closely resembling the image as initially recorded. Data representing the video image would be stored on a computer information storage medium. Playback of the digital data would occur on a monitor with a compatible signal receiving capability. The accompanying audio signal could be routed to a suitably equipped receiver set or through a conventional stereo system adjacent to the monitor.

The Company has filed and kept current the renewal payments on its principal patents in the belief that these technologies, which were originally developed ten years ago, may represent a technology upon which some of the data compression and audio and video streaming technologies of today may be based. If this is the case, then a number of companies in today's market may be candidates for a license from the Company if their technology has a basis in the Company's technologies and patents. The Company has not yet determined that there is a connection between the technology of the Company and those in use today by others, but one of its business activities is to attempt to determine this connection and seek licenses from those who have built their technology, in total or in part, on those of the Company.

Proposed Products

The Company has no developed products at this time and does not plan to develop any of its own products due the high cost and risk associated with this activity. The Company will most likely attempt to sublicense manufacturing rights to its technology and patents.

Marketing

The Company has had no product marketing activities since 1990, other than the marketing of its Internet consulting services from August 1998 to May 2000. Its marketing efforts will be confined to the licensing of its technology.

      (c) (1) (ii) Except for its licensing agreement announced on August 11, 2000, there has been no public announcement of, and the Company has not otherwise made public, information about a new product or industry segment that would require the investment of a material amount of the assets of the Company or that otherwise is material.

      (c) (1) (iii) The Company anticipates that any production of new products will be organized by second-party marketers and manufacturers, therefore the sources and availability of raw materials is not material concerns.

      (c) (l)(iv) The Company holds rights to United States and certain foreign patent and patent applications for a digital video recording and playback system. On July 21, 1987, patent number 4,682,248 was issued to the Company with three claims of the Company being allowed. On July 5, 1988, patent number 4,755,889 was issued to the Company with four claims being allowed. The Japanese patent number 2,053,230 was issued on May 10, 1996 for an "Audio Digital Recording & Playback System" and will remain in effect until April 19, 2014, providing all renewals are paid. This patent is the Japanese counterpart of U.S. Patent No. 4,636,876 and 4,472,747. The Japanese patent number 2,596,420 was issued on January 9, 1997 for an "Audio Digital Recording & Playback System" and will remain in effect until September 17, 2006 providing all renewals are paid. This patent is the Japanese counterpart of U.S. Patent No. 4,755,889. There can be no assurance that patents will be issued in connection with the remaining applications. If future patents are granted and any of them are tested in litigation, such patents may not afford protection as broad as the claims made in the patent applications. Furthermore, expense required to enforce patent rights against infringers would be costly. However, the Company believes the patent protection obtained, and any further issuances, will greatly assist efforts to protect its technology from being copied.

      The Company had been granted a limited license by CompuSonics Corporation to utilize its proprietary digital audio technology, CSX, for the limited purpose of incorporating that technology into its proposed video system to process the audio portions of recorded material. CompuSonics Corporation, a Colorado corporation, and a shareholder of the Company, had been engaged in marketing and promoting its CSX Technology licensing and engineering consulting services on a reduced and limited basis, but the Company believes, to the best of its knowledge, that CompuSonics Corporation is no longer performing this function.

      (c)(l)(v) The Company's business is not seasonally affected.

      (c) (1) (vi) The Company has no marketable product and as such is not required to carry significant amounts of inventory.

      (c) (l)  (vii)  The  Company  has  attempted  to  market  its  technology.
Therefore the success of the Company is dependent upon the ability of the Company to locate customers who will license the proposed technology offered by the Company. There can be no guarantee that such customers can be located or that further licenses can be obtained.

      (c) (1) (viii) There is no backlog at this time, given the nature of the Company's licensing activities.

      (c) (1) (ix) No material portion of the Company's business is subject to renegotiations of profits or termination of contracts or subcontracts at the election of the government.

      (c) (l)(x) The Company competes with all companies engaged in design, manufacture and marketing of digital video recording and playback systems and those that license underlying technology for such products. In August, 1998, the Company hired a manager experienced in Internet programming to investigate the possibility of implementing a new business activity for the Company known as website development and maintenance. The rapid development of the Internet and its graphical element, the World Wide Web, had made the use of the Internet commonplace among many companies and individuals around the world. The Company's management concluded that opportunities existed in this emerging market and developed a business model where the Company would seek programming contracts with related and outside companies to do this type of work on a consulting and project basis. The manager hired to do the business investigation was named the Director of Technology Development and the Company began its consulting work in the fourth calendar quarter of 1998, when the Company established its operations in Chicago and hired additional staff. Due to the inability to obtain a regular flow of programming and consulting contracts, the Company discontinued this activity in May 2000.

      (c)(l)(xi) During the period from August 1, 1993 through July 31, 2000, the Company did not expend any funds on research and development, other than expenses and equipment related to its website development maintenance business.

      (c) (l)(xii) The Company is not materially affected by the federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

      (c)(l) (xiii) As of July 31, 2000, the Company had one employee. As of October 31, 2000, the Company had one employee.


      (d) Financial Information about Foreign and Domestic Operations and Export Sales.

      The Company has no material international operations or direct export sales.


ITEM 2.     PROPERTIES

      The Company has been using space, at no charge, in the office of a related entity for the purposes of administration and development.


ITEM 3.     LEGAL PROCEEDINGS

      The Company is not a present party to any material pending legal proceedings and no such proceedings were known as of the end of the fiscal year.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's shareholders during the fourth quarter ended July 31, 2000.


                                     PART II

ITEM 5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

      (a) Market Information

      The principal market on which the Company's common stock, $.001 par value (the "Common Stock"), is traded is the over-the-counter market under the symbol "CPVD". Prices for the Common Stock have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau, Inc. since December 16, 1985 and the Over-The-Counter Bulletin Board (OTCBB) since January 1999.

      The range of high and low bid quotations for the Company's Common Stock since the quarter ended July 31, 1998 are as follows. The OTC electronic bulletin board pricing information reflects inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

                                          HIGH BID                 LOW BID
                                          --------                 -------
Fiscal 1999 - Quarters Ended:
      October 31, 1998                     $0.0050                 $0.0050
      January 31, 1999                     $0.0050                 $0.0050
      April 30, 1999                       $0.0050                 $0.0050
      July 31, 1999                        $0.0469                 $0.0050

Fiscal 2000 - Quarters Ended:
      October 31, 1999                     $0.0127                 $0.0064
      January 31, 2000                     $0.0064                 $0.0070
      April 30, 2000                       $0.1700                 $0.0313
      July 31, 2000                        $0.1700                 $0.0400


      (b) Holders.

      As of July 31, 2000, the number of record holders of the Company's Common Stock was approximately 5,200.

      (c) Dividends.

      The Company has never paid a dividend with respect to its Common Stock and does not intend to pay a dividend in the foreseeable future. The shares of Series A Preferred Stock are entitled to a $1.00 per share annual preference, which must be paid before any dividends are payable on the Common Stock. There are no preferred shares outstanding at this time.


ITEM 6.     SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------
                                                   July  31,
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
                               2000       1999       1998       1997        1996
                               ----       ----       ----       ----        ----
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Working Capital              (942,970)  (627,070)  (651,204)   (604,401)  (552,276)
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Cash                              274     48,563         77         153        266
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Total Assets                  204,176    326,404     80,163      67,781     71,454
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Total Liabilities             987,288    947,088    731,368     672,182    623,730
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Shareholders' Deficit        (783,112)  (620,684)  (651,204)   (604,401)  (552,276)
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Operating Revenue             149,099    212,210          0           0          0
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Gross Profit                  149,099    212,210          0           0          0
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Total Gen'l & Admin
   Expenses                   211,444    147,058     16,334       7,026     22,617
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Research & Development              0          0          0           0          0
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Net other income/ (expense)   (52,178)   (43,532)   (42,927)    (41,540)   (40,959)
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Net Gain/ (Loss)             (114,524)     21,621   (59,261)    (48,566)   (63,576)
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
Net loss per common share      ***        ***        ***         ***        ***
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
***  -- less than $.01 per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

      Working capital decreased by $315,900 for the period from August 1, 1999 through July 31, 2000. This was mainly caused by the conversion of a Note Receivable from Related Party into common equity of that related party, a reduction in the value of Marketable Equity Securities Available for Sale, and an increase in Accounts Payable to Related Entities.

      Net loss from operations was $62,346, which consisted mostly of $149,099 in consulting income offset by $118,425 staff salaries, patent fees of $10,349; management fees of $5,740 to a related company, professional fees of $14,864 for auditing services, stock transfer fees and other professional fees, and $50,566 of bad debt expense from related companies.

      In accordance with SFAS 115, the Company reported the 28,475 shares of Williams Controls, Inc. common stock (Nasdaq "WMCO") at fair market value at closing price on July 31, 2000 of $43,601. The stock is classified as available-for-sale securities and originally cost $25,035.

      In the past the Company has, from time to time, relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years. The Company received fees in a licensing agreement signed in August 2000, and expects that similar agreements, if they can be completed, will be the Company's primary source of working capital in the future.

     On June 22, 1999, the Company loaned $150,000 to Pro Golf International, Inc. ("PGI"), a subsidiary of Ajay Sports, Inc., and a website development consulting client of the Company at the time. The Company received a promissory note that was subordinated to PGI's primary lender. The unpaid principal balance had an interest rate of 10% and was due and payable in full on July 22, 2000. On February 29, 2000, the Company converted the principal and interest due under its promissory note into common stock of PGI. The conversion was made at the rate of $60 per common share, the price at which PGI then was offering equity capital for sale in a private offering.
 .
Results of Operations

Year ended July 31, 2000
Compared to July 31, 1999

Operating revenue for the years ended July 31, 2000 and 1999 were $149,099 and $212,210, respectively. The Company has discontinued its consulting agreements with two affiliated companies to do website development and maintenance programming work. They are Williams Controls, Inc. ("Williams") and Ajay Sports, Inc. ("Ajay"). The work product included redesigns of the companies' websites, the development of intranet products, and ongoing maintenance of the sites as new features are added.

The subsidiary that had provided revenues, in the years prior to 1992, has been inactive during the last seven years and the Company does not expect income from this operation in future years. Revenues during these two years were primarily from the Company's website development and maintenance business. The Company exited this business activity as of May 5, 2000.

General and administrative expenses were $211,444 for the year ended July 31, 2000 compared to $147,058 for the year ended July 31, 1999. As discussed above, the expenses incurred for 2000 were $118,425 for staff salaries, patent fees of $10,349; management fees of $5,740 to a related company; professional fees of $14,864 for auditing services, stock transfer fees and other professional fees; other general and administrative expenses of $20,915; and $50,566 of bad debt expense from related companies. During the year ended July 31, 2000, other income and expense consisted of interest expense of $59,576 on notes payable.

The Company replaced its most significant computer programs with new updates that were warranted to be Year 2000 compliant. Installation of these updates was completed on September 8, 1999. The Company had no computer or systems issues related to the changeover to the Year 2000 date.

Year ended July 31, 1999
Compared to July 31, 1998

      Operating revenue for the years ended July 31, 1999 and 1998 were $212,210 and $0, respectively. The subsidiary that had provided revenues, in the years prior to 1992, has been inactive during the last five years and the Company does not expect income from this operation in future years. Revenues during these two years were primarily from the Company's website development and maintenance business. The Company exited this business activity as of May 5, 2000.

General and administrative expenses were $147,058 for the year ended July 31, 1999 compared to $16,334 for the year ended July 31, 1998. The expenses incurred for 1999 were for staff salaries $101,817, the extension of currently held patents $7,156; professional fees of $7,231; management fees of $4,150 to a related party for services including accounting and SEC report preparation; travel and entertainment of $6,121; and other general and administrative expenses of $20,582. During the year ended July 31, 1999, other income and expense consisted of interest expense of $45,134 on notes payable.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial   statements  and  supplementary  data  immediately  follow  the signature page of this document and are listed under Item 14 of Part IV of this Annual Report on the Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) and (b) Identification of Directors and Executive Officers.

      Name                    Age                     Position

      Robert R Hebard         47          Chairman  of  the  Board,  Chief
                                          Executive   Officer,    President  and
                                          Treasurer


      Robert J. Flynn         65          Vice  President,   Director, and
                                          Secretary


      The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

(c) Identification of Certain Significant Employees.

      The Company is subject to Section 13(a) of the Securities Exchange Act of 1934 and is therefore not required to identify or disclose information concerning its significant employees.


(d) Family Relationships.

      There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.


(e) Business Experience.

(e) (1) Background.


Robert R.  Hebard  has  served  as  Chairman  of the  Board,  Chief  Executive
-----------------
Officer, President, Treasurer and Director of the Company since 1995. He received a Bachelors Degree from Cornell University in 1975 and an MBA from Canisius College in 1982. Mr. Hebard also serves as President and CEO of Enercorp, Inc., a shareholder in the Company. Mr. Hebard also has served as a Director of Ajay Sports, Inc. since June 1989, and as Ajay's Secretary since September 1990. In June 1999, Mr. Hebard was appointed the corporate secretary and a member of the boards of directors of Pro Golf International, Inc., a majority owned subsidiaries of Ajay Sports.

Robert J.  Flynn has been  Chairman  of the Board of  Funding  Enterprises,  a
----------------
Southfield, Michigan based marketing company for 20 years. He has been active in the securities and insurance fields since 1963 and in the marketing of Real Estate securities since 1968. Mr. Flynn is licensed as a registered security representative and insurance agent. Since 1981, he has been Chairman of the Act 78 Southfield Police and Fire Commission. Mr. Flynn received a B.S. degree from Cornell University in 1958.

(e) (2) Directorships.

Mr. Hebard is a director of Woodward Partners, Inc., Pro Golf International, Inc., Enercorp, Inc., and Ajay Sports, Inc., the latter two of which are publicly-held companies. Mr. Flynn is Chairman of the Board of Funding Enterprises.


(f) Involvement in Certain Legal Proceedings.

      (f) (1) During the past five years, there have been no filings of petitions under the federal bankruptcy laws or any state insolvency laws, nor has there been appointed by any court a receiver, fiscal agent or similar officer by or against any director or executive officer of the Company or any partnership in which such person was a general partner or any corporation or business association of which he was an executive officer within two years before the time of such a filing, except as stated in Item 10 (e) (1), above.

      (f)(2) No director or executive officer of the Company has, during the past five years, been convicted in a criminal proceeding or is the named subject of a pending criminal proceeding.

      (f)(3) During the past five years, no director or executive officer of the Company has been the subject of any order, judgment or decree not subsequently reversed, suspended or vacated by any court of competent jurisdiction permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities law.

      (f)(4) During the past five years no director or executive officer of the Company has been the subject of any order, judgment or decree not subsequently reversed, suspended or vacated by any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f) (3) (i) of this Item or to be associated with persons engaged in any such activity.

      (f)(5) During the past five years no director or executive officer of the Company has been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law.

      (f)(6) During the past five years no director or executive officer of the Company was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, which judgment or finding has not been subsequently reversed, suspended or vacated.


ITEM 11.    EXECUTIVE COMPENSATION

(a) (1) Cash Compensation.

      The following sets forth all remuneration paid in the fiscal year ended July 31, 2000, to all officers of the Company and the total amount of remuneration paid to the officers and directors as a group:

            Number of persons          Capacities in           Cash
             in group (1)              which served            compensation
            ----------------           -------------           ------------

      All executive officers              Various               None
         as a group

      No officers or directors received remuneration exceeding $100,000 during the fiscal year ended
     July 31, 2000.

(b) (1) Compensation Pursuant to Plans.

Incentive Stock Option Plan

      The Board of Directors of the Company, in October 1985, adopted an Incentive Stock Option Plan (the "Plan") for key employees. Options covering a total of 7,000,000 shares of Common Stock are available for grant under the Plan. The Plan is administered by the Board of Directors, who is responsible for establishing the criteria to be applied in administering the Plan. The Board of Directors is empowered to determine the total number of options to be granted to any one optionee, provided that the maximum fair market value of the stock for which any employee may be granted options during a single calendar year may not exceed $100,000 plus one-half of the excess of $100,000 over the aggregate fair market value of stock for which an employee was granted options in each of the three preceding calendar years. The exercise price of the options cannot be less than the market value of the Common Stock on the date of grant (110% of market value in the case of options to an employee who owns ten percent or more of the Company's voting stock) and no option can have a term in excess of ten years. In the event of certain changes or transactions such as a stock split, stock dividend or merger, the Board of Directors has the discretion to make such adjustments in the number and class of shares covered by an option or the option price as they deem appropriate. Options granted under the Plan are nontransferable during the life of the optionee and terminate within three months upon the cessation of the optionee's employment, unless employment is terminated for cause in which case the option terminates immediately. Only one option has been granted under the plan and it has lapsed.

(b) (2) Pension Table.

      The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.


(b) (3) Alternative Pension Plan Disclosure.

      The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.

(b) (4) Stock Option and Stock Appreciation Rights Plans.

      During the period from August 1, 1999, through July 31, 2000, no stock options were granted.

(c) Other Compensation.

      No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to all executive officers as a group during the period from August 1, 1999, through July 31, 2000.


(d) Compensation of Directors.

(d) (1) Standard Arrangements.

      The Company reimburses its directors for expenses incurred by them in connection with business performed on the Company's behalf, including expenses incurred in attending meetings. No such reimbursements were made for the period from August 1, 1999 through July 31, 1999. The Company does not pay any director's fees.

(d) (2) Other Arrangements.

      There are no other arrangements pursuant to which any director of the Company was compensated during the period from August 1, 1989, through July 31, 2000, for services as a director other than as listed above in (d) (1).

(e) Termination of Employment and Change of Control Arrangement.

      The Company has no formal plan or arrangement with respect to any such persons, which will result from a change in control of the Company or a change in the individual's responsibilities following a change in control.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)(b)      Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth the number of shares of the Company's common stock, its only class of voting securities, owned by executive officers and directors, individually, and beneficial owners of more than five percent of the Company's Common Stock, and executive officers as a group, as of October 31, 2000.

                                        Number of Shares
                                        and Nature
                                        of Beneficial                 Percent
Name and address                        Ownership (1)                 of Class

CompuSonics Corporation                  11,300,000 (2)                7.1%
2345 Yale Street
Palo Alto, California 94306

TICO, Inc.                               30,000,000                   18.7%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334

Acrodyne Profit Sharing Trust             9,617,594                    6.0%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334


Thomas W. Itin                           64,652,594  (3)              40.4%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334


Robert R. Hebard                         15,000,000 (4)                9.4%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334

Officer and directors                    15,000,000  (5)               9.4%
as a group (one person)

      (1)  All  shares  are   beneficially   owned  of  record  unless otherwise
   indicated.

      (2) A transfer of 18,700,000 shares from CompuSonics Corporation to Equitex had not been recorded by the Company's stock transfer agent as of October 1, 2000 but has been reflected in the above numbers. The shares have subsequently been transferred from Equitex to other parties.

      (3) Mr. Itin has held in his name zero shares of the Company. Mr. Itin has beneficial ownership of the following:

            TICO, Inc.                          30,000,000
            TICO                                    35,000
            SICO                                 5,000,000
            Acrodyne Profit
              Sharing Trust                      9,617,594
            Other Trusts                        20,000,000
                                                ----------

                                                64,652,594

Mr. Itin is a controlling person in TICO, Inc. Mr. Itin is controlling partner in TICO and a general partner in SICO. Shares in TICO Inc.'s name, are held as nominee for Thomas W. Itin. Mr. Itin is the trustee and beneficiary of Acrodyne Profit Sharing Trust. Therefore, he can be considered as having beneficial ownership of the shares of these entities. Mr. Itin's wife is a trustee of certain other trusts holding a total of 20,000,000 shares. Mr. Itin is not a beneficiary of the above mentioned trusts in which his wife is trustee and disclaims any beneficial ownership.

      (4) Includes 5,000,000 shares owned directly and 10,000,000 shares held in trust for his children. Mr. Hebard is not a trustee or beneficiary of the trust and disclaims any beneficial interest in them.

      (5) Includes only active management as of October 31, 2000.

(c) Changes in Control.

      On August 19, 1993 Equitex transferred all its interest in the Company including stocks, notes and accounts receivable to Thomas W. Itin or his assigns. No other significant changes in ownership have occurred, to the best of the knowledge of the Company, since that time.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others.

License Agreement

On August 11, 2000, the Company announced in a news release that it had signed a licensing agreement with Interactive Digital Media Corporation (IDMC) for technology related to the Company's patent portfolio. This was CompuSonics Video's first licensing agreement since announcing in April 2000 that it would focus its business activities on the licensing of the patents. IDMC, based in Scottsdale, Arizona, manufactures a product called the PC-DEC(TM) IDM(TM) System
7. The System 7 is an easy-to-use interactive home entertainment and information control center that represents the ultimate in multi-media entertainment and personal computing for the home. The System 7 combines a multimedia computer, internet browser, video phone, virtual VCR, AM/FM tuner, DVD, video gaming device and home security system into one powerful unit. Under the licensing agreement, CompuSonics Video granted a non-exclusive, royalty bearing license for the Company's patented audio and video digital recording and playback system technology to IDMC for the System 7 and other products that IDMC may produce now and in the future. The license was structured so as to provide for an upfront payment of $10,000, a note receivable of $90,000, and an ongoing royalty based on the sales of units covered by the license.

The Company also indicated in the news release that it has continued to renew and maintain its patents in the U.S. and key foreign countries in the belief that the foreign patents may contribute additional value to the patent portfolio that the Company intends to offer for license. These foreign patent rights may be especially important where prospective licensees have significant manufacturing or sales operations in foreign countries where the Company enjoys patent protection. The Company is hopeful that licensing its foreign patent rights along with the U.S. rights will enhance the royalty-generated revenue stream to the Company in the event that the Company is successful in its licensing program.

On June 22, 1999, the Company loaned $150,000 to Pro Golf International, Inc. ("PGI"), a subsidiary of Ajay Sports, Inc., and a website development consulting client of the Company at the time. The Company received a promissory note that was subordinated to PGI's primary lender. The unpaid principal balance had an interest rate of 10% and was due and payable in full on July 22, 2000. On February 29, 2000, the Company converted the principal and interest due under its promissory note into common stock of PGI. The conversion was made at the rate of $60 per common share, the price at which PGI then was offering equity capital for sale in a private offering.

On September 17, 1985, the Company and CompuSonics Corporation, a shareholder of the Company, entered into a license agreement pursuant to which the Company received an exclusive license to the digital audio technology, CSX, owned by CompuSonics Corporation for the limited purpose of integrating the audio technology into the Company's proposed digital recording and playback system. The agreement limited the licensed rights for use only in connection with the video system. No continuing royalty payments or fees are to be paid. The Company is not in violation of any of the license restrictions, to the best of its knowledge. The license may not be transferred by the Company. The technology licensed allows the Company to utilize digital audio in its system rather than an analog-based audio. CompuSonics Corporation has been developing the licensed digital audio technology since its inception and has engaged in marketing and promoting its CSX Technology licensing and engineering consulting services on a limited basis in the past, but the Company believes that it no longer does so.



Assignment Agreement and Issuance of Preferred Stock

      The Company issued 300,000 shares of Series A Preferred Stock to CompuSonics Corporation which were converted in September 1988 into 30,000,000 shares of Common Stock in return for the assignment by CompuSonics Corporation of its rights under United States and certain foreign patent applications, and all rights to a digital video recording and playback system. The assignment of patent application and all other rights to the digital video system gives the Company the right to develop or license the technology assigned. CompuSonics Corporation has relinquished the right to develop this video technology.

Loans

      The Company and its subsidiary Tyler-Shaw together, have outstanding notes and accounts payable to an affiliated party totaling $860,290 with interest as of July 31, 2000. The loans are at 10.50% & 10.25% interest, respectively. These loans are collateralized by all the assets of Tyler-Shaw and the Company. The Company also has an outstanding note payable to a non-affiliated party in the amount of $24,000, with interest of 10.50%.

      From August 1, 1999, through July 31, 2000, the Company did not purchase any equipment of material value.

(b) Certain Business Relationships.

      (b) (1) During the Company's most recently completed fiscal year, none of its directors or nominees for election as directors have owned, of record or beneficially, in excess of ten percent of the equity interest in any business or professional entity that made during that year, or proposes to make during the Company's current year, payments to the Company for property or services in excess of five percent of: (i) the Company's consolidated gross revenues for its last full fiscal year or (ii) the other entity's consolidated gross revenues for its last full fiscal year.

      (b) (2) No nominee or director of the Company is, or during the last full fiscal year has been, an executive of or owns, or during the last full fiscal year has owned, of record or beneficially, in excess of a ten percent equity interest in any business of professional entity to which the Company has made during the Company's last full fiscal year or proposes to make during the Company's current fiscal year, payments for property or services in excess of five percent of (i) the Company's consolidated gross revenues for its last full fiscal year, or (ii) the other entity's consolidated revenues for its last full fiscal year.

      (b) (3) No nominee or director, except as disclosed under Item 13(a) Loan section of this report, of the Company is, or during the last full fiscal year has been, an executive of or owns, or during the last full fiscal year has owned, of record or beneficially in excess of ten percent equity interest in any business or professional entity to which the Company was indebted at the end of the Company's last full fiscal year in an aggregate amount in excess of five percent of the Company's total consolidated assets at the end of such fiscal year.

      (b) (4) No nominee or director of the Company is, or during the last fiscal year has been, a member of or of counsel to a law firm that the Company has retained during the last fiscal year or proposes to retain during the current fiscal year.

      (b) (5) No nominee for or director of the Company is, or during the last fiscal year has been, a partner or executive officer of any investment banking firm that has performed services for the Company, other than as a participating underwriter in a syndicate, during the last fiscal year or that the Company proposes to have performed services during the current year.

      (b) (6) The Company is not aware of any other relationship between nominees for election as directors or its directors and the Company that are similar in nature and scope to those relationships listed in paragraphs (b) (1) through (5) of this Item 13.


(c) Indebtedness of Management.

      No director, executive, officer, nominee for election as a director, any member, except as disclosed under Item 13(a) Loan section of this report, of the immediate family of any of the foregoing, or any corporation or organization of which any of the foregoing persons is an executive officer, partner or beneficial holder of ten percent or more of any class of equity securities, or any trust or other estate in which any such person has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, was indebted to the Company in an amount in excess of $100,000 at any time since August 14, 1985.


(d) Transactions with Promoters.

      This filing is not on a Form S-1 or Form 10 and therefore the Company is not required to report any information concerning transactions with promoters.

                                     PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM    8-K

      (a) The following documents are filed as a part of this report Form 10-K immediately following the signature page.


1.  Financial Statements and Supplementary Data.
Page

Independent Auditor's Report                                            F-1

Consolidated Balance Sheets at July 31, 2000 and 1999                   F-2

Consolidated Statements of Operations
       for the years ended July 31, 2000, 1999 and 1998                 F-3

Consolidated Statements of Changes in Stockholders'  Deficit
       for the years ended  July 31, 2000, 1999 and 1998                F-4

Statements of Cash Flows
      for the years ended July 31, 2000, 1999 and 1998                  F-5


Notes to Consolidated Financial Statements                      F-6 to F-14


Schedules of Investments
      at July 31, 2000 and 1999                                        F-15


2. Financial statement schedules required to be filed are listed below and may be found at the page indicated.

Schedules have been omitted because they are not required or the information is included in the financial statements and notes thereto.


3.  Exhibits.

      Licensing Agreement with Interactive Digital Media Corporation dated August 11, 2000

(b) Reports on Form 8-K

      A Form 8-K was filed on May 11, 2000 to announce the extension of Class A and Class B Warrants from May 15, 2000 to July 31, 2000. A Form 8-K was filed on July 25, 2000 to announce the extension of Class A and Class B Warrants from July 31, 2000 to December 31, 2000.

(c) Exhibits required by Item 601 of Regulation S-K

   Exhibit  3.1   Articles of Incorporation.................................  *

   Exhibit  3.2   Bylaws....................................................  *

   Exhibit  3.3   Designation of Series A Preferred Stock...................  -

   Exhibit 11     Statement of Computation of Per Share Earnings (Loss)..... F-4

   Exhibit 16     Letter re: Change in Certifying Accountant................  *

   Exhibit 27     Financial Date Schedule...................................  *

   Exhibit 28 Licensing Agreement with Interactive Digital Media Corporation dated August 11, 2000 (FILED HEREWITH)


* Incorporated by reference from the Company's Registration Statement on Form S-18, No. 1-14200, and effective November 27, 1985 and prior SEC filings.


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


                                    COMPUSONICS VIDEO CORPORATION
                                                  (Company)


                                     By:  /s/ Robert R. Hebard
                                        ----------------------------------
                                        Robert R. Hebard,President


Date:  November 13, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 13th day of November, 2000.

            Signature                                       Title

By:  /s/ Robert R. Hebard
  ----------------------------------
        Robert R. Hebard                 Chairman of  the Board  of Directors
                                         Chief Executive Officer and Treasurer

By:  /s/ Robert J. Flynn
   ---------------------------------
         Robert J. Flynn                 Vice President,  Secretary
                                         and Director


      The foregoing constitute all of the Board of Directors.

                         INDEPENDENT AUDITOR'S REPORT



Board of Directors
CompuSonics Video Corporation and Subsidiaries

We have audited the accompanying balance sheet of CompuSonics Video Corporation and Subsidiaries as of July 31, 2000 and 1999, and the related statement of operations, changes in stockholders' deficit, and cash flows for the years ended July 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of July 31, 1998 were audited by other auditors whose reports dated October 26, 1998 included an explanatory paragraph that described going concern uncertainties.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuSonics Video Corporation and Subsidiaries as of July 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



J L Stephan Co PC
Traverse City, Michigan
September 30, 2000

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                              July 31,
                                                      -------------------------
                                                        2000           1999
                                                      ----------     ----------
Current Assets
      Cash                                          $       274    $    48,563
      Accounts Receivable - Related Parties                 225         30,254
      Interest Receivable                                     0          1,603
      Notes Receivable - Related Party                        0        150,000
      Prepaid Assets                                        219            614
      Marketable Equity Securities Available For Sale    43,601         88,984
                                                      ----------     ----------
                        Total Current Assets             44,318        320,018
Other Assets
Investments - Related Party                             159,000            -0-
Equipment                                                 1,509         45,896
      Less Accumulated Depreciation                        (650)       (39,510)
                                                      ----------     ----------

                        Total Other Assets              159,858          6,386
                        Total Assets                $   204,176    $   326,404
                                                      ==========     ==========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Notes Payable to Related Entities             $   547,240    $   552,440
      Notes Payable - Other                              24,000         20,100
      Accounts Payable and Accrued Liabilities           48,786         66,807
      Accounts Payable - Related Entities               367,262        307,741
                                                      ----------     ----------
                Total Liabilities                       987,288        947,088
                                                      ----------     ----------

Stockholders' Deficit
      Preferred Stock - Series A Convertible Stock
         $.001 Par Value, 75,000,000 Shares
         Authorized, -0- Shares Issued and Outstanding      -0-            -0-
      Common Stock $.001 Par Value, 300,000,000
         Shares Authorized, 160,006,250 Shares
         Issued and Outstanding in 2000 and 1999        160,006        160,006
      Additional Paid-In Capital                        680,880        680,880
      Retained Earnings
         Other Comprehensive Income                      16,045         63,949
         Accumulated Deficit                         (1,640,043)    (1,525,519)
                                                      ----------     ----------
                Total Stockholders' Deficit            (783,112)      (620,684)
                                                      ----------     ----------

        Total Liabilities and Stockholders' Deficit  $  204,176    $   326,404
                                                      ==========     ==========

                        The accompanying notes are an integral
                        part of this financial statement.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended July 31, 2000, 1999 and 1998

                                            2000          1999           1998
                                         -----------   -----------    ----------

Commission Income                      $    147,332  $    212,210   $        -0-
Gain (Loss) on Fixed Assets                    (754)          -0-            -0-
Miscellaneous Income                          2,521           -0-            -0-
                                         -----------   -----------    ----------
Total Revenue                               149,099       212,210              0
                                         -----------   -----------    ----------

General and Administrative Expenses
  Staff Salaries                            108,425       101,817            -0-
  Professional Fees                          14,864         7,231          6,714
  Management Fees - Related Party             5,740         4,150          1,200
  Patent Fees                                10,349         7,156          8,229
  Travel and Entertainment                      586         6,121            -0-
  Bad Debts Expense                          50,566           -0-            -0-
  All Other General and Administrative
   Expense                                   20,915        20,582            191
                                         -----------   -----------    ----------

Total General and Administrative Expenses   211,444       147,058         16,334
                                         -----------   -----------    ----------

Gain (Loss) From Operations                 (62,346)       65,152       (16,334)
                                         -----------   -----------    ----------

  Interest Income                             7,397         1,603            -0-
  Interest Expense                          (59,576)      (45,134)      (42,927)
                                         -----------   -----------    ----------

Total Other Income (Expense)                (52,178)      (43,532)      (42,927)
                                         -----------   -----------    ----------

Net Income Before Income Taxes             (114,524)       21,621       (59,261)
Income Tax Benefit                              -0-           -0-            -0-
                                         -----------   -----------    ----------
Net Income (Loss)                      $   (114,524) $     21,621   $  (102,189)
                                         ===========   ===========    ==========

Weighted Average Number of Common Shares 160,006,250   160,006,250   160,006,250
                                         ===========   ===========   ===========

Net Income Per Common Share            $      (0.00) $      (0.00)  $     (0.00)
                                         ===========   ===========   ===========

                     The accompanying notes are an integral
                       part of this financial statement.

                                             COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                           For the Years Ended July 31, 2000, 1999 and 1998



                                                                                Additional  Other                      Total
                                      Convertible                               Paid-In     Comprehensive Accumulated  Stockholders'
                                    Preferred Stock             Common Stock    Capital     Income        Deficit      Deficit
                              ------------------------------------------------------------------------------------------------------
                              Shares      Amount      Shares           Amount
                              --------------------------------------------------


Balance at July 31, 1997            0          $0   160,006,250       $ 160,006 $ 680,880    $ 42,593   $ (1,487,880) $   (604,401)

Net Loss for the Year                                                                                        (59,261)      (59,261)
Unrealized Gain (Loss) on Investmts 0           0           -0-             -0-       -0-      12,458           -0-         12,458
                              ------------------------------------------------------------------------------------------------------

Balance at July 31, 1998            0           0   160,006,250         160,006   680,880      55,051     (1,547,141)    (651,204)

Net Income for the Year                                                                                       21,621       21,621
Unrealized Gain (Loss) on Investmts 0           0           -0-             -0-       -0-       8,898           -0-         8,898
                              ------------------------------------------------------------------------------------------------------

Balance at July 31, 1999            0          $0   160,006,250       $ 160,006 $ 680,880    $ 63,949   $ (1,525,520)  $ (620,685)

Net Loss for the Year                                                                                       (114,524)    (114,524)
Unrealized Gain (Loss) on Investmts 0           0           -0-             -0-       -0-     (47,904)          -0-       (47,904)
                              ------------------------------------------------------------------------------------------------------

Balance at July 31, 2000            0          $0   160,006,250       $ 160,006 $ 680,880    $ 16,045   $ (1,640,044)  $ (783,113)
                              ======================================================================================================

                                                      The accompanying notes are an integral part of this financial statement
                                                                          F-4



                        COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Years Ended July 31, 2000, 1999 and 1998

                                                            2000          1999         1998
                                                           --------     ---------     --------
Cash Flows From Operating Activities
     Net Loss                                            $ (114,524)  $   21,621    $ (59,261)
                                                           --------     ---------     --------
     Adjustments to Reconcile Net Loss to Net
        Cash Used by Operating Activities
        Depreciation                                         2,374           735          -0-
        Loss on Disposal of Assets                             754           -0-          -0-
        Accrued Interest Income                             (9,000)          -0-          -0-
        (Increase) Decrease In:
           Accounts Receivable and Accrued Assets           32,026       (32,470)         -0-
        Increase (Decrease) In:
                Accounts Payable and Accrued Liabilities   (18,021)       18,797       10,219
                Accounts Payable - Related Entities         59,522        42,924       41,116
                                                           --------     ---------     --------

                   Total Adjustments                        67,655        29,986       51,335
                                                           --------     ---------     --------

Net Cash (Used For) Operations                             (46,868)       51,607       (7,926)
                                                           --------     ---------     --------

Cash Provided by Investing Activities
        Proceeds from Sale of Equipment                      2,400        (7,121)         -0-
        Investments                                         (2,521)     (150,000)         -0-
                                                           --------     ---------     --------
Net Cash (Used For) Investing Activities                      (121)     (157,121)         -0-
                                                           --------     ---------     --------

Cash Provided by  Financing Activities
        Proceeds from Notes Payable                          3,900           -0-          -0-
        Proceeds From Notes Payable - Related               (5,200)      154,000        7,850
                                                           --------     ---------     --------

Net Cash Provided by Financing Activities                   (1,300)      154,000        7,850
                                                           --------     ---------     --------

Increase (Decrease) in Cash                                (48,289)       48,486          (76)

Balance at Beginning of Year                                48,563            77          153
                                                           --------     ---------     --------

Balance at End of Year                                   $     274    $   48,563    $      77
                                                           ========     =========     ========

Supplemental Disclosure of NonCash Investing and
Financing Activities:
Note Receivable and Accrued Interest Converted to Stock  $ 159,000    $       0    $       0
                                                           ========     =========     ========

                The accompanying notes are an integral part of this financial statement



                                                       F-5

                       COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       July 31, 2000



Note 1. Significant Accounting Policies

      A.    Business History

            CompuSonics Video Corporation (the "Company") was incorporated under the laws of the State of Colorado on August 14, 1985, for the purpose of developing, manufacturing and marketing a digital video recording and playback system. On December 13, 1985, the Company concluded a public offering of 30,000,000 Units, each Unit consisting of one share of its common stock and one Class A Warrant, and received net proceeds of $727,971. On November 16, 1987, the Company acquired The Tyler-Shaw Corporation, a New York corporation ("Tyler-Shaw"), which was engaged in the business of direct mail marketing. Effective July 31, 1992, Tyler-Shaw was considered inactive. Tyler-Shaw has no operations, research and development, earnings, cash flows, product development or sources of financing. On January 20, 1988, the Company acquired all the outstanding stock of TS Industries, Inc. ("TSI") in a transaction accounted for as a pooling of interests. (See Note 2). TSI was incorporated in the State of Colorado on July 28, 1987, but did not commence operations until the acquisition of The Tyler-Shaw
            Corporation, a New York Corporation ("TSC"). TSI acquired TSC from Edward B. Rubin, its sole shareholder, under an agreement dated July 23, 1987 (the "Agreement") between Mr. Rubin, Equitex, Inc. ("Equitex") and TICO, Inc. ("TICO"). On November 1, 1987, Equitex and TICO assigned all their rights under the Agreement to TSI. Equitex and TICO each owned 50% of the issued and outstanding capital stock of TSI, prior to the exchange of TSI stock for the Company's stock. This acquisition was accounted for under the purchase method of accounting (See Note
            2). TSC acted as a syndicator of consumer products through direct mail marketing programs. As of July 31, 1992, TSC was considered inactive and all relating assets were written off along with the reversal of its prior accruals. CompuSonics Video Corporation has no proven products or operations in the digital equipment area. At this time, Tyler Shaw is without any operations.

            In  August,  1998,  the  Company  hired a manager  experienced  in
            Internet programming to investigate the possibility of implementing a new business activity for the Company known as website development and maintenance. The rapid development of the Internet and its graphical element, the World Wide Web, has made the use of the Internet commonplace among many companies and individuals around the world. The Company's management concluded that opportunities existed in this emerging market and developed a business model where the Company would seek programming contracts to do this type of work on a consulting and project basis. The manager hired to do the business investigation was named the Director of Technology Development and the Company began its consulting work in the fourth calendar quarter of 1998, when the Company established its operations in Chicago and hired additional staff. Due to the inability to obtain a regular flow of programming and consulting contracts, the Company discontinued this activity in May 2000.

            On April 28, 2000, the company announced that it would begin pursuing companies who might have an interest in licensing its technology covered by the Company's patents. On August 11, 2000, the Company announced that it had signed a licensing agreement with Interactive Digital Media Corporation (IDMC) for the use of technology related to the company's patent portfolio. This was the company's first licensing agreement since announcing in April 2000 that it would focus its business activities on the licensing of the technology represented in the patents. Under the licensing agreement, the Company granted a non-exclusive, royalty-bearing license for the Company's patented audio and video digital recording and playback system technology to IDMC for the System 7 and other products that IDMC may produce now and in the future. Terms of the license were structured so as to provide for an upfront payment, a note payable to the Company for the remainder of the licensing fee, and an ongoing royalty payments based on the sales of units covered by the license.

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

            The Company's current operations are limited to the licensing of its patent portfolio related to an audio digital recording and playback system and an audio and video digital recording and playback system or parts thereof, that are covered by the compan's patents.


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


      C.    Patents

            Patent costs for the years ended July 31, 1991 and prior were amortized on the straight-line method over the estimated useful life of the patents of 17 years. Due to the lack of a marketable product, research and marketing development, and the lack of adequate capital to protect and take advantage of these patents, effective with the year ended July 31, 1992, all unamortized patent costs were fully amortized. All patent maintenance costs are expensed when incurred. Patents were issued on July 21, 1987 and July 5, 1988. During the year ended July 31, 2000 the cost to maintain these patents and record them in foreign countries was $10,349 which was recorded as patent fees expense.

      D.    Income Taxes

            The Company and it's wholly owned subsidiaries file a consolidated federal income tax return. Due to the Company's net operating losses there is no provision for federal income taxes in these financial statements.

            Tax credits will be reflected in the income statement under the flow-through method as a deduction of income taxes in the year in which they are used. At July 31, 2000, the Company's carryforwards are as follows:


                                                           Net        General
               Year of          Net Operating Loss         Capital    Business
             Expiration        Book            Tax         Loss       Credits


                2001             -0-            -0-         -0-     11,763
                2002         302,543        306,786         -0-     18,390
                2003         329,338        223,481         -0-        -0-
                2004          66,722        110,507         -0-        -0-
                2005         155,215        143,453         -0-        -0-
                2006          80,080         55,410         730        -0-
                2007         236,002        228,734         -0-        -0-
                2008          84,714         99,931      22,500        -0-
                2009          55,673         55,664         -0-        -0-
                2010          57,605         57,499         -0-        -0-
                2011          63,576         63,576         -0-        -0-
                2012          48,566         48,566         -0-        -0-
                2013          59,261         59,261         -0-        -0-
                2019         114,524        114,524         -0-        -0-


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

      G.    Equipment and Depreciation

            Equipment was stated at cost. Depreciation was computed for financial reporting purposes on a straight-line basis over an estimated life. Depreciation expense for the years ended July 31, 2000, 1999 and 1998 was $2,374, $735 and $0 respectively.


Note 2.      Marketable Securities

      During the years ended July 31, 2000 and 1999 the Company held common stock in Williams Controls, Inc. (Nasdaq: WMCO) in which a major shareholder and former officer/director of the Company is an officer. The stock had a cost of $25,035 and a fair market value at July 31, 2000 and 1999 of $43,601 and $88,984 respectively.

      In accordance with SFAS 115, the Company has classified the WMCO stock as an available-for-sale security and has reported it at its fair market value effective July 31, 2000.

      These securities are collateral for loans from a related party.

Note 3.       Notes Payable and Notes Receivable

      A.    Related Entity Notes Payable

            Since the inception of the Company to October 2000, related companies have provided loans to meet the operating cash flow need. These notes are rewritten as the loan amount increases. Notes payable to related entities bear interest at 10 to 12 percent per annum, and are due and payable within 180 days or on demand and are dated as follows:


                                                           July 31,
                                                     2000               1999
                                                    ------           --------
            June 21, 1988     (3)   12%                 600              600
            August 30, 1989   (3)   12%               6,500            6,500
            January 14, 1993  (3)   10%               5,000            5,000
            January 11, 2001  (1)   10.25%          376,017          381,217
            March 5, 2001     (2)   10.25%          159,123          159,123


            (1) Owed to Acrodyne Corporation ("Acrodyne"). Collateralized by all assets of CompuSonics Video Corporation.

            (2) Owed to Acrodyne. Collateralized by all of the assets of Tyler-Shaw.

            (3) Owed to Acrodyne, unsecured, and transferred from Equitex, Inc. (see note 8).

      B.    Non - Related Entity Notes Payable


                                                         July 31,
                                                  2000            1999

            February 9, 2001    (1)   10.50%     24,000           20,100


(1)   Owed to  First  Equity  Corporation.  Collateralized  by all  assets  of
                  CompuSonics Video Corporation.

      C.    Notes Receivable - Related

            On  June  22,  1999,  the  Company  loaned  $150,000  to Pro  Golf
            International, Inc. ("PGI"), a subsidiary of Ajay Sports, Inc. The Company received a promissory note that is subordinated to PGI's primary lender. On February 29, 2000, the Company converted its note receivable from PGI, and the interest accrued but not paid on such note receivable, into common stock of PGI. (See Note 10). The balance of the notes receivable as of July 31, 2000 & July 31, 1999 was $0 and $150,000 respectively.


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

      B.    Public Offering of Common Stock

            In December 1985 the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to December 31, 2000. The Company may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

            One Class B warrant entitles the holder to purchase one share of the Company's common stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to December 31, 2000. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a nonaccountable expense allowance of $27,000.

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

Note 5.      Related Party Transactions

      The Company currently occupies office space, at no charge, in the office of Acrodyne, a related entity. TSC also utilizes space in a related entity at no charge for the purposes of accounting and administration. The Company believes its current facilities are sufficient for its presently intended business activity. The accounts payable, as of July 31, 2000 and 1999, include management fees owed to Acrodyne of $210 and $500 respectively (see note 6(b)).

      The Company also has an unsecured advance payable, to Acrodyne of $26,016 as of July 31, 2000. This payable was transferred from Equitex, Inc. to Acrodyne Corporation in August, 1993 (see note 8). The accrued interest payable at July 31, 2000 and 1999 to Acrodyne was $338,498 and $281,226 respectively.

      See Note 3, herein, regarding loans made to the Company by a related entity.

      During the years ended July 31, 2000 and 1999 the Company held common stock in a company in which the Company's major shareholder and former officer/director (see Note 7) is an officer and director (see Note 2).

      In August 1990 the Company entered into a management fee agreement with the related entity, at the time, whereby the Company will pay direct labor cost plus overhead for management services rendered. Management fees expense totaled $5,740, $4,150, and $1,200 for the years ended July 31, 2000, 1999, and 1998.

      In September 1999, the Company entered into a management agreement with Enercorp, Inc., a stockholder in the Company, whereby Enercorp, through its president, Robert R. Hebard, provides managerial assistance to the Company at a fee of $2,000 per month, payable to Enercorp. Mr. Hebard is also the president of the Company, but is not paid a salary by the Company. As of July 31, 2000, the consulting fees owed to Enercorp were $18,000.

Note 6.     Cash Flows Disclosure

      Interest and income taxes paid for the years ended July 31, 2000, 1999 and 1998 were as follows:

                                2000              1999               1998

      Income Taxes           $   -0-        $      -0-          $     -0-

      Interest               $   -0-        $      -0-          $     -0-



Note 7.      Transfer of Interest

      On August 19, 1993, Equitex transferred all its interest in the Company including stocks, notes and accounts receivable to Thomas W. Itin or his assigns. Mr. Itin is the former President and Chairman of the Board of the Company. Thomas W. Itin is Chairman of the Board and President of Acrodyne and WMCO.

Note 8.      Change in Control

      Effective November 10, 1993, the President and Chairman of the Board of Directors of the Company resigned due to commitments to other companies in which he is an officer and director. Robert R. Hebard was elected as director and chairman of the board and president. Mr. Hebard is assistant secretary of WMCO.

Note 9.  Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

 Note 10.  Investments

      On June 22, 1999, the Registrant had loaned $150,000 to Pro Golf International, Inc., a subsidiary of Ajay Sports, Inc., partly in the belief that it would have the opportunity to provide significant
      e-commerce development services to PGI and another Ajay subsidiary, ProGolf.com, in the future, for which it would be paid development fees. The proceeds for making the loan were provided by a related party. At the time, the Registrant received a promissory note that was subordinated to PGI's primary lender. On February 29, 2000, the Registrant converted its note receivable from PGI, and the interest accrued but unpaid on such note receivable, into common stock of PGI. The conversion was made at the rate of $60 per common share, the price at which PGI was raising equity capital at the time under a Confidential Private Placement Memorandum dated February 4, 2000. The Registrant had held the note from PGI from that June 22, 1999 until the time of this conversion of the note into PGI common stock. In exchange for converting the $150,000 note, and $9,000 of interest accrued on the note, the Registrant received 2,650 shares of PGI's common stock.

 Note 11.   Other Subsequent Events

      On August 11, 2000, the Company announced in a news release that it had signed a licensing agreement with Interactive Digital Media Corporation
      (IDMC) for technology related to the Company's patent portfolio. This was CompuSonics Video's first licensing agreement since announcing in April 2000 that it would focus its business activities on the licensing of the patents. IDMC, based in Scottsdale, Arizona, manufactures a
      product   called  the  PC-DEC  IDM  System  7.  The  System  7  is  an easy-to-use interactive home entertainment and information control center that represents the ultimate in multi-media entertainment and personal computing for the home. The System 7 combines a multimedia computer, internet browser, video phone, virtual VCR, AM/FM tuner, DVD, video gaming device and home security system into one powerful unit. Under the licensing agreement, CompuSonics Video granted a non-exclusive, royalty bearing license for the Company's patented audio and video digital recording and playback system technology to IDMC for the System 7 and other products that IDMC may produce now and in the future. The license was structured so as to provide for an upfront payment of $10,000, a note receivable of $90,000, and an ongoing royalty based on the sales of units covered by the license.

Note 12.    Contingencies

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a net loss of $114,524 for the year ended July 31, 2000 and as of July 31, 2000 had a working capital deficiency of $942,921 and net stockholders' deficiency of $783,112. The Company earned commission income of $147,332, $212,210 and $0 during the years ended July 31, 2000, 1999 and 1998 and was mainly dependent upon a related party to fund its working capital prior to the current year. Management decided to phase out its business activities related to its website development and maintenance work and adopted a plan in April 2000 to focus its resources on licensing its patent portfolio. The Company has signed one license, in August 2000, and the Company's ability to continue as a going concern is partially dependent on the addition of more licenses and the revenue stream it could provide to fund its operation. In addition, the Company's Class A and B warrants represent an additional source of capital for the Company should it common stock price rise significantly and consistently remain above the warrant exercise prices, but at this time the stock price is below the exercise price and there is no effective registration statement, for the common stock underlying the warrants, on file with the Securities and Exchange Commission, making it unlikely that the warrants would be exercised so that the Company would have access to this source of capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 13.    Write Off of Bad Debts

      As part of its website development and maintenance consulting work, the Company had provided its services to two related parties. The Company was paid on a monthly retainer basis to do this work. In the final few months that the Company provided its services to these consulting clients, disputes arose between these clients and the Company such that work was performed was not acceptable to the clients or the clients were unable to pay for such services. Despite efforts to collect these outstanding billings, as of May 5, 2000, management of the Company determined that the outstanding billings for these disputed services were unlikely to be collected, especially due to the Company's decision to discontinue its website development and maintenance business, and made the decision to write them off at that time.


                    COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                              Schedules of Investments
                             At July 31, 2000 and 1999


                                                                      Amount at Which
                                                                      Each Portfolio of
                                                    Market Value of   Equity Security Issues
                                                    Each Issue at     and Each Other
 Name of Issuer and      Number of        Cost of   Balance Sheet     Security Issue Carried
Title of Each Issue     Shares or Unit  Each Issue      Date          in the Balance Sheet
---------------------   ------------    ------------  -------------     ------------------

July 31, 2000

Common Stocks

Williams Controls, Inc. *   28,475       $25,035        $43,601             $43,601


July 31, 1999


Common Stocks

Williams Controls, Inc. *   28,475       $25,035        $88,984             $88,984


* See Note 2
                                      The accompanying notes are an integral
                                      part of this financial statement.

                                    F-15