Form 10-Q
period 2000-10-31
COMPUSONICS VIDEO CORP
filed 2000-12-19
CIK 777844

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended:                                  Commission file number:
  October 31, 2000                                               0-14200
  ---------------------------                              ---------------


                          CompuSonics Video Corporation
             (Exact name of Registrant as specified in its charter)

  Colorado                                                     84-1001336
------------                                                 -------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                           Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                                     48334
--------------------------------                                       -------
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

                          Common Stock, $.001 Par Value
                   ------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements
for the past 90 days:        Yes X No ___ ---

As of December 1, 2000, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

             Form 10-Q Filing for the Quarter Ended October 31, 2000


                                      INDEX

                                                                          Page
                                                                        Number
                                                                       -------
PART I.  FINANCIAL INFORMATION

Item 1.     Interim Financial Statements.                                    3

            Consolidated Balance Sheets

            October 31, 2000 (Unaudited) and July 31, 2000                   4

            Consolidated Statements of Operations (Unaudited)
             Three months ended October 31, 2000
              and 1999                                                       5

            Consolidated Statements of Cash Flows (Unaudited)
             Three months ended October 31, 2000 and 1999                    6

            Notes to Consolidated Financial Statements                       7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 7

            Signature Page                                                   8
                                       2

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

            The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month period ended October 31, 2000; the company's financial position at October 31, 2000 and July 31, 2000; and the cash flows for the three-month period ended October 31, 2000 and 1999. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 31, 2000 Form 10-K.

            The results for the three-month period ended October 31, 2000 are not necessarily indicative of future financial results.


                           COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                           10/31/00       07/31/00
                                                                        ------------     ----------
Current Assets
     Cash                                                             $       7,500    $       274
     Accounts Receivable - Related Parties                                        0            225
     Prepaid Assets                                                               0            219
     Marketable Equity Securities Available for Sale                         34,702         43,601
                                                                        ------------     ----------
               Total Current Assets                                          42,202         44,318
Other Assets
Investments - Related Party                                                 159,000        159,000
Equipment                                                                     1,509          1,509
     Less Accumulated Depreciation                                             (776)          (650)
                                                                        ------------     ----------
               Total Other Assets                                           159,733        159,858
               Total Assets                                           $     201,935    $   204,176
                                                                        ============     ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Notes Payable to Related Entities                                $     547,240    $   547,240
     Notes Payable - Other                                                   24,000         24,000
     Accounts Payable and Accrued Liabilities                                49,421         48,786
     Accounts Payable - Related Entities                                    383,252        367,262
                                                                        ------------     ----------
            Total Liabilities                                             1,003,913        987,288
                                                                        ------------     ----------
Stockholders' Deficit
     Preferred Stock - Series A Convertible Stock
         $.001 Par Value, 75,000,000 Shares
         Authorized, -0- Shares Issued and Outstanding                          -0-            -0-
     Common Stock $.001 Par Value, 300,000,000
         Shares Authorized, 160,006,250 Shares
         Issued and Outstanding in 2000                                     160,006        160,006
     Additional Paid-In Capital                                             680,880        680,880
     Retained Earnings
         Other Comprehensive Income                                           7,146         16,045
         Accumulated Deficit                                             (1,650,011)     (1,640,043)
                                                                        ------------     ----------
            Total Stockholders' Deficit                                    (801,978)      (783,112)
                                                                        ------------     ----------
            Total Liabilities and Stockholders' Deficit               $     201,935    $   204,176
                                                                        ============     ==========

     The accompanying notes are an integral part of this financial statement
                                                 4


              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                         For the three months ended October 31,
                                          ----------------------------------
                                                2000                1999
                                           ----------------------------------
Consulting Fee Income                      $           0       $      49,832
Licensing Income                                  10,000                   0
                                           --------------    ----------------
                                                  10,000              49,832
General and Administrative Expenses
  Staff Salary                                         0              36,354
  Professional Fees                                2,313               2,386
  Management Fees - Related Party                  1,150               1,640
  Patent Fees                                        681                 -0-
  All Other General and Administrative
    Expenses                                         350               7,562
                                           --------------    ----------------

                                                   4,493              47,942
                                           --------------    ----------------

Income (Loss) From Operations                      5,507               1,890
                                           --------------    ----------------

Other Income (Expense)
  Interest Income                                      0               3,781
  Interest Expense                               (15,473)            (14,830)
                                           --------------    ----------------

                                                 (15,473)            (11,049)
                                           --------------    ----------------

Net Loss Before Income Taxes                      (9,967)             (9,159)
Income Tax Benefit                                     0                   0
                                           --------------    ----------------

Net Loss                                   $      (9,967)      $      (9,159)
                                           ==============    ================

Weighted Average Number
  of Common Shares                           160,006,250         160,006,250
                                           ==============    ================

Net Loss Per Common Share                  $       (0.00)      $       (0.00)
                                           ==============    ================


     The accompanying notes are an integral part of this financial statement.

                                        5


                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                         For the three months ended October 31,
                                          -------------------------------------
                                                  2000                1999
                                          -------------------------------------
Cash Flows From Operating Activities
    Net Loss                                 $    (9,967)        $    (9,159)
    Adjustments to Reconcile Net Loss to Net
      Cash Used by Operating Activities
       Depreciation                                  126                 593
       Increase (Decrease) In:
          Accts Receivable and Accrued Assets        444              (8,107)
       Increase (Decrease) In:
       Accounts Payable and Accrued Liabilities      635               1,691
       Accounts Payable - Related Entity          15,988              (1,119)
                                               ----------          ----------

                        Total Adjustments         17,193              (6,941)
                                               ----------          ----------

Net Cash (Used For) Operations                     7,226             (16,100)
                                               ----------          ----------

Cash Provided by (Used For) Investing Activities       0                   0
                                                ---------          ----------

Net Cash Provided by Investing Activities              0                   0
                                               ----------          ----------

Cash Provided by (Used For) Financing Activities
       Proceeds From Notes Payable - Related           0                   0
                                               ----------          ----------

Net Cash Provided by (Used For) Financing Activities   0                   0
                                                 --------          ----------

Increase (Decrease) in Cash                        7,226             (16,100)

Balance at Beginning of Period                       274              48,563
                                               ----------          ----------

Balance at End of Period                     $     7,500         $    32,463
                                               ==========          ==========


     The accompanying notes are an integral part of this financial statement.

                                        6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The net loss of $9,967 for the three-month period ended October 31, 2000 was $808 more than that for the three-month period ended October 31, 1999. This was due mainly to the decrease in consulting fee income of $49,832, and offset by the decrease in staff salary expense of $36,354, a decrease in professional fees of $73, a decrease of $490 in management fees, and an increase of $10,000 in miscellaneous income due to royalties received.

            Working capital decreased by $18,740 from July 31, 2000 to October 31, 2000, mainly due to the net loss of $9,967, and a decrease in unrealized gain on investments of $8,898. In the past, the Registrant has relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years.

            The Registrant has the following marketable securities: Williams Controls, Inc. 28,475 Common Shares; Cost - $25,035; Market Value at 10/31/00 - $34,702; these shares are used as collateral against the notes payable.

            On April 28, 2000, the company announced that it would begin pursuing companies who might have an interest in licensing its technology covered by the Company's patents. On August 11, 2000, the Company announced that it had signed a licensing agreement with Interactive Digital Media Corporation (IDMC) for the use of technology related to the company's patent portfolio. This was the company's first licensing agreement since announcing in April 2000 that it would focus its business activities on the licensing of the technology represented in the patents. Under the licensing agreement, the Company granted a non-exclusive, royalty bearing license for the Company's patented audio and video digital recording and playback system technology to IDMC for the System 7 and other products that IDMC may produce now and in the future. Terms of the license were structured so as to provide for an upfront payment, a note payable to the Company for the remainder of the licensing fee, and an ongoing royalty payments based on the sales of units covered by the license. The note receivable has not been executed at the time of this filing and will not be identified as an asset of the Company until such time. The Company has not signed any other license agreements at this time. During the quarter ended October 31, 2000, the Company continued to renew and maintain its patents in the U.S. and key foreign countries.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

            (a)   Exhibits
                   None

            (b)  Reports on Form 8-K
                   None

                          COMPUSONICS VIDEO CORPORATION

                                    Form 10-Q

                     For the quarter ended October 31, 2000

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

Date Signed:  December 14, 2000