Form 10-Q
period 2001-01-31
COMPUSONICS VIDEO CORP
filed 2001-03-26
CIK 777844

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the quarter ended:                           Commission file number:
       January 31, 2001                                               0-14200
     ---------------------------                              ---------------


                          CompuSonics Video Corporation
             (Exact name of Registrant as specified in its charter)

              Colorado                                             84-1001336
     ------------------------                                ------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                      Identification Number)

     32751 Middlebelt Road, Suite B
     Farmington Hills, MI                                               48334
     ------------------------------                           -----------------
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


                                      INDEX

                                                                         Page
                                                                        Number
                                                                     ---------
PART I.  FINANCIAL INFORMATION

Item 1.     Interim Financial Statements.                                    3

            Consolidated Balance Sheets
             January 31, 2001 (Unaudited) and July 31, 2000                  4

            Consolidated Statements of Operations (Unaudited)
             Three months and six months ended January 31, 2001
             and 2000                                                        5

            Consolidated Statements of Cash Flows (Unaudited)
             Six months ended January 31, 2001 and 2000                      6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 7

Signature Page                                                               8

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

            The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six-month period ended January 31, 2000; the company's financial position at January 31, 2001 and July 31, 2000; and the cash flows for the six-month period ended January 31, 2001 and 2000. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on
            Form 10-Q.  Therefore,  these financial   statements  should  be
            read  in  conjunction  with  the company's July 31, 2000 Form 10-K.

            The results for the six-month period ended January 31, 2001 are not necessarily indicative of future financial results.




                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                01/31/01             07/31/00
                                                             -----------------     ----------------
Current Assets
    Cash                                                       $     3,805         $     274
    Accounts Receivable - Related Parties                                0               225
    Prepaid Assets                                                       0               219
    Interest Receivable                                                  0
    Marketable Equity Securities Available for Sale                 38,262            43,601
                                                              --------------     -------------
          Total Current Assets                                      42,067            44,318
Other Assets
Investments - Related Party                                        159,000           159,000
Equipment                                                            1,509             1,509
    Less Accumulated Depreciation                                     (902)             (650)
                                                             ---------------     --------------
          Total Other Assets                                       159,607           159,858
                                                             ---------------     --------------
          Total Assets                                        $    201,674        $  204,176
                                                             ===============     =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Notes Payable to Related Entities                         $    547,240        $  547,240
    Notes Payable - Other                                           24,000            24,000
    Accounts Payable and Accrued Liabilities                        47,305            48,786
    Accounts Payable - Related Entities                            397,939           367,262
                                                              --------------      ------------
          Total Liabilities                                      1,016,484           987,288
                                                              --------------      ------------

Stockholders' Deficit
    Preferred Stock - Series A Convert. Stock, $.001 Par Value
          75,000,000 Shs. Auth'd., -0- Shs Issued and Outstdg.           0                 0
    Common Stock $.001 Par Value, 300,000,000 shs. Auth'd.,
          160,006,250 Shs Issued and Outstanding in 2000           160,006           160,006
    Additional Paid-In Capital                                     680,880           680,880
    Retained Earnings
          Other Comprehensive Income                                10,706            16,045
          Accumulated Deficit                                   (1,666,402)       (1,640,043)
                                                               --------------    -------------
          Total Stockholders' Deficit                             (814,810)         (783,112)
                                                               --------------    -------------
          Total Liabilities and Stockholders' Deficit          $   201,675       $   204,176
                                                               ==============     ============

     The accompanying notes are an integral part of this financial statement

                                       4



                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the three months ended 1/31        For the six months ended 1/31
                                               --------------------------------   -------------------------------------
                                                  2001              2000               2001                   2000
                                               ------------    -------------      ---------------      -----------------
Consulting Fee Income                           $        0     $      49,250      $           0        $     99,082
Gain on Sale of Fixed Assets                             0                 -                  0
Licensing Income                                         0                 -             10,000
                                               ------------    -------------      ---------------        --------------
   Total Income                                          0            49,250             10,000              99,082

General and Administrative Expenses
  Staff Salary                                           0            33,675                  0              70,029
  Employee Benefits                                      0                                    0
  Professional Fees                                    794             7,693              3,107              10,079
  Management Fees - Related Party                        0             1,750              1,150               3,390
  Patent Fees                                            0             3,640                681               3,640
  All Other General and Administrative
    Expenses                                           125             5,211                475              12,773
                                                -----------    --------------     --------------      ---------------
   Total, General & Administrative Expenses            919            51,969              5,413              99,911
                                                -----------    --------------     --------------      ---------------

Income (Loss) From Operations                         (919)           (2,719)             4,587                (829)
                                                -----------     -------------     ---------------     ---------------

Other Income (Expense)
  Interest Income                                       48             3,781                 48               7,562
  Interest Expense                                 (15,520)          (14,613)           (30,993)            (29,443)
                                                -----------     --------------     --------------     ---------------
                                                   (15,472)          (10,832)           (30,945)            (21,881)

Net Loss Before Income Taxes                       (16,392)          (13,551)           (26,359)            (22,710)
Income Tax Benefit                                       0                 -                  0                   0
                                                -----------     --------------     ---------------    ---------------
Net Loss                                       $   (16,392)     $    (13,551)     $     (26,359)       $    (22,710)
                                                ===========     ==============     ===============     ==============

Weighted Average Number of Common Shares       160,006,250        16,006,250        160,006,250         160,006,250
                                               ============     ==============     ===============      =============

Net Loss Per Common Share                      $     (0.00)     $      (0.00)     $       (0.00)       $      (0.00)
                                               ============     ==============     ================     =============


     The accompanying notes are an integral part of this financial statement

                                       5



                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the six months ended January 31,
                                                      -----------------------------------
                                                           2001                     2000
                                                      -----------------------------------

Cash Flows From Operating Activities:

    Net Loss                                          $   (26,359)              $    (22,710)
    Adjustments to Reconcile Net Loss to Net
      Cash Used by Operating Activities
       Depreciation                                           252                      1,187
       Increase (Decrease) In:
           Accts Receivable and Accrued Assets                444                    (11,872)
       Increase (Decrease) In:
        Accounts Payable and Accrued Liabilities           (1,480)                   (12,418)
        Accounts Payable - Related Entity                  30,674                     28,278

                                Total Adjustments          29,890                      5,175

Net Cash (Used For) Operations                              3,531                    (17,535)
                                                        ----------                  ---------
Cash Provided by (Used For) Investing Activities                0                          0
                                                        ----------                  ---------
Net Cash Provided by Investing Activities                       0                          0
                                                        ----------                  ---------
Cash Provided by (Used For) Financing Activities
        Proceeds From Notes Payable - Related                   0                    (25,000)
                                                        ----------                 ----------

Net Cash Provided by (Used For) Financing Activities            0                    (25,000)
                                                        ----------                 ----------
Increase (Decrease) in Cash                                 3,531                    (42,535)

Balance at Beginning of Period                                274                     48,563
                                                        ----------                 ----------
Balance at End of Period                             $      3,805                $     6,028
                                                        ==========                 ==========

                      The accompanying notes are an integral part of this financial statement

                                        6

Item 2.     Management's   Discussion  and  Analysis  of  Financial   Condition
             and  Results  of operations.

            The net loss for the six-month period ended January 31, 2001 was ($26,359), compared to $22,710 in the 6 month period ended Jan. 31, 2000. There was a reduction in revenues of $89,000, which was offset by a reduction in related expenses of $94,500, primarily related to the company exiting the website consulting business in May 2000.

            In the past, the Registrant has relied on a related company to provide the working funds it has required, but there is no assurance that this will continue in future years.

            The Registrant has the following marketable securities: Williams Controls, Inc. 28,475 Common Shares; Cost - $25,035;
            Market Value at 1/31/01 - $38,262; these shares are used as collateral against the notes payable.

            On April 28, 2000, the company announced that it would begin pursuing companies who might have an interest in licensing its technology covered by the Company's patents. On August 11, 2000, the Company announced that it had signed a licensing agreement with Interactive Digital Media Corporation (IDMC) for the use of technology related to the company's patent portfolio. This was the company's first licensing agreement since announcing in April 2000 that it would focus its business activities on the licensing of the technology represented in the patents. Under the licensing agreement, the Company granted a non-exclusive, royalty bearing license for the Company's patented audio and video digital recording and playback system technology to IDMC for the System 7 and other products that IDMC may produce now and in the future. Terms of the license were structured so as to provide for an upfront payment of $10,000, a note payable to the Company for the remainder of the licensing fee, and ongoing royalty payments based on the sales of units covered by the license. The note receivable has not been executed at the time of this filing and will not be identified as an asset of the Company until such time as the note is signed by the licensee. The Company is uncertain whether the note will be executed. The Company has not signed any other license agreements at this time. During the quarter and six months ended January 31, 2001, the Company continued to renew and maintain its patents in the U.S. and key foreign countries.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

(a)   Exhibits                                                        None

            (b)  Reports on Form 8-K
                   None

                          COMPUSONICS VIDEO CORPORATION

                                    Form 10-Q

                     For the quarter ended January 31, 2001

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

                          COMPUSONICS VIDEO CORPORATION
                          -----------------------------
                                  (Registrant)





                                By:  \s\ Robert R Hebard
                                     --------------------------------
                                      Robert R. Hebard, Chief Executive Officer


Date Signed:  March 26, 2001