Form 10-Q
period 2001-04-30
COMPUSONICS VIDEO CORP
filed 2001-06-19
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM  10-Q

                     Quarterly Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

For the quarter ended:                                 Commission file number:
  April 30, 2001                                                   0-14200


                         CompuSonics Video Corporation
                (Exact name of Registrant as specified in its charter)

Colorado                                                           84-1001336
-----------------------------                     ---------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                                    48334
---------------------------------                        --------------------
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

As of April 30, 2001, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding

                   COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

               Form 10-Q Filing for the Quarter Ended April 30, 2001


                                    INDEX
                                                                         Page
                                                                       Number

PART I.  FINANCIAL INFORMATION

Item 1.       Interim Financial Statements.                                3

              Consolidated Balance Sheets
               April 30, 2001 (Unaudited) and July 31, 2000                4

              Consolidated Statements of Operations (Unaudited) for
                Three and nine months ended April 30, 2001  and 2000       5

              Consolidated Statements of Cash Flows (Unaudited)for
                nine months ended April 30, 2001 and 2000                  6

              Notes to Consolidated Financial Statements                   7

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               8

Signature Page                                                             9

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.

The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine-month period ended April 30, 2001; the company's financial position at April 30, 2001 and July 31, 2000; and the cash flows for the nine-month period ended April 30, 2001 and 2000. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 31, 2000 Form 10-K.

The results for the nine-month period ended April 30, 2001 are not necessarily indicative of future financial results.

                 COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------
                                                   04/30/01     07/31/00
                                                   --------     --------
Current Assets
   Cash                                           $    579      $     274
   Accounts Receivable - Related Parties                 0            225
   Prepaid Assets                                        0            219
   Interest Receivable                                   0              0
   Inventories                                     591,156              0
   Market Equity Securities Available for Sale      42,713         43,601
                                                  ---------     ----------
      Total Current Assets                         634,448         44,318
Other Assets
Investments - related Party                        159,000        159,000
Office Improvements                                  1,875
Equipment                                           63,462          1,509
   Less Accumulated Depreciation                    (1,028)          (650)
Brands, Patents and Intellectual Property          300,000              0
                                                  ---------     ----------
      Total Other Assets                           523,309        159,858
                                                  ---------     ----------
      Total Assets                               1,157,757     $  204,176
                                                  =========     ==========
                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Notes Payable to Related Entities                     0     $  547,240
   Notes Payable - Other                                 0         24,000
   Accounts Payable and Accrued Liabilities         49,050         48,786
   Accounts Payable - Related Entities               5,850        367,262
                                                  ---------     ----------
      Total Liabilities                             54,900        987,288
                                                  ---------     ----------
Stockholders' Deficit
   Preferred Stock - Series A Convert. Stock
       $.001 Par Value 75,000,000 Shs. Auth'd
       8,000,000 Shs Issued and outstanding          8,000              0
   Common Stock $.001 Par Value, 300,000,000 Shs
       Auth'd, 160,006,250 Shs Issued and Outstanding
       In 2000                                     160,006        160,006
   Additional Paid-In Capital                    2,039,981        680,880
   Retained Earnings
     Other Comprehensive Income                     15,156         16,045
     Accumulated Deficit                        (1,120,286)    (1,640,043)
                                                  ---------   ------------
    Total Stockholder's Deficit                  1,102,857       (783,112)
                                                 ----------   ------------
    Total Liabilities and Stockholder's deficit $1,157,757     $  204,176
                                                 ==========   ===========

      The accompanying notes are an integral part of this financial statement

                  COMPUSONICS VIDEO CORPORAITON AND SUBSIDIARIES
                  CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                   For six months           For nine months
                                    Ended 4/30               Ended 4/30
                                    ------------------     ----------------
                                    2001        2000         2001      2001
                                     ------   --------     ------    -------
Consulting Fee Income              $ 5,150 $   48,250   $  5,150    $147,332
Gain on Sale of Fixed Assets             0          0          0
Licensing Income                                    0
Miscellaneous Income               245,047               249,897
   Total Income                   --------  ----------   --------   ---------
                                   250,197     48,250    255,047     147,332
General and Administrative Expenses
  Staff Salary                           0     28,475          0      98,504
  Employee Benefits                      0          0       (111)          0
  Professional Fees                 (7,684)    (7,282)     2,317       2,797
  Management Fees - Related Party        0       1,250         0       4,640
  Patent Fees                            0       6,028         0       9,668
  All Other General
     And Administrative Expenses    11,845      10,283     5,552      23,056
                                   ---------  ---------  --------    --------
   Total, General & Administrative
          Expenses                   4,160     538,754     7,757     138,665
                                   -------  ----------   --------   ---------
Income (Loss) from Operations      246,037       9,496   247,290       8,667
                                   -------   ---------   --------   --------
Other Income (Expense)
  Interest Income                        0       (165)         0       7,397
  Interest Expense                 (23,214)   (14,877)   (44,876)    (44,155)
                                   -------   --------   --------    ---------
                                   (23,214)   (14,877)   (44,876)    (36,758)
Net Income (Loss) Before Income
         Taxes                     222,823)    (5,381)   202,414     (28,091)
Income Tax Benefit                       0          0          0           0
                                  --------   ---------    ---------   --------
Net Loss                        $  222,823 $   (5,381)  $ 202,414 $  (28,091)
                               ========= ============ =========== ===========
Weighted Average Number of Common
       Shares                  160,006,250 160,006,250 160,006,250 160,006,250
                              =========== =========== =========== ===========

Net Loss Per Common Share    $       0.00  $     (0.00)  $    0.00  $   (0.00)
                             ============= =========== ========== ===========
   The accompanying notes are an integral part of this financial statement

                       COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                         For the nine months ended April 30,
                                        -------------------------------------
                                                     2001               2000
                                                ----------           ---------
Cash Flows From Operating Activities:
   Net Loss                                    $   202,414        $  (28,090)
   Adjustments to Reconcile Net Loss
     To Net Cash Used by Operating Activities
   Depreciation                                        377             1,780
   Increase (Decrease) In:
     Accts Receivable and Accrued Assets          (953,442)           23,785
   Increase (decrease) In:
     Accounts Payable and Accrued Liabilities       (7,898)          (55,609)
     Accounts Payable - Related Entity            (608,248)           28,220
                                                -----------       -----------
     Total Adjustments                          (1,569,211)           (1,824)
                                                -----------       -----------

Net Cash (Used For) Operations                  (1,366,797)          (29,914)
                                                -----------       -----------
Cash Provided by (Used For) Investing Activities
    Proceeds used for Investments                       0           (159,000)
    Payments from Notes Receivable                      0            150,000
                                              -----------         -----------
Net Cash Provided by Investing Activities               0             (9,000)
                                              -----------         -----------
Cash Provided by (Used For) Financing Activities
    Proceeds from Stock Sold                    1,367,102              3,900
    Proceeds For Notes Payable                                        (9,950)
Net Cash Provide by (Used For)
    Financing Activities                        1,367,102             (6,050)
                                               -----------         ----------
Increase (Decrease) in Cash                           305            (44,964)

Balance at Beginning of Period                        274             48,563
                                              -----------         -----------
Balance at End of Period                     $        579       $      3,599
                                             ============         ===========

   The accompanying notes are an integral part of this financial statement

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The net INCOME for the nine-month period ended April 30, 2001 was $202.414, compared to $(28,091)in the 9 month period ended April 30, 2000. There was a reduction in revenues of $142,182 and a reduction in interest income of $7,397, which was offset by a reduction in related expenses of $130,908, primarily related to the company exiting the website consulting business in May 2000. The Registrant received one-time miscellaneous income or forgiveness of accrued interest in the amount of $245,047.

In the past, the Registrant has relied on a related company to provide the working funds it has required, but there is no assurance that this will continue in future years.

The Registrant has the following marketable securities:   Williams Controls,
Inc.  28,475 Common Shares;  Cost - $25,035;  Market Value at 4/30/01  -
$42,713.

On April 28, 2000, the company announced that it would begin pursuing companies who might have an interest in licensing its technology covered by the Company's patents. On August 11, 2000, the Company announced that it had signed a licensing agreement with Interactive Digital Media Corporation (IDMC) for the use of technology related to the company's patent portfolio. This was the company's first licensing agreement since announcing in April 2000 that it would focus its business activities on the licensing of the technology represented in the patents. Under the licensing agreement, the Company granted a non-exclusive, royalty bearing license for the Company's patented audio and video digital recording and playback system technology to IDMC for the System 7 and other products that IDMC may produce now and in the future. Terms of the license were structured so as to provide for an upfront payment of $10,000, a note payable to the Company for the remainder of the licensing fee, and ongoing royalty payments based on the sales of units covered by the license. The note receivable has not been executed at the time of this filing and will not be identified as an asset of the Company until such time as the note is signed by the licensee. The Company is uncertain whether the note will be executed. The Company has not signed any other license agreements at this time. During the quarter and nine months ended April 30, 2001, the Company continued to renew and maintain its patents in the U.S. and key foreign countries.

On April 11, 2001, Robert R. Hebard resigned from all his officer positions in the Company. Thomas W. Itin was named as an interim replacement for Mr. Hebard until David Scull took over the time of the purchase of assets described below. Thomas Itin remained as Chairman of the Board.

Effective April 30, 2001, the Registrant acquired the assets of the Delta product line of ScanLine Technologies. Those assets are principally the character generator (CG) technology of ScanLine. The Registrant will retain and utilize the ScanLine Technologies and Quanta names.

The Delta CG product line assets represent a business line with over 600 established customers within the TV broadcast and video production industry. Delta CG products are based upon proprietary hardware and software. Approximately 1700 Delta CG systems are in use today worldwide. The estimated installed base value of these Delta CG systems is over $43 Million.

Delta CG systems are capable of both analog and Digital input/output support. As market trends dictate, many of these Delta CG systems must be upgraded or
exchanged for newer systems that support HDTV resolutions and formats.   The
company is positioning itself to take advantage of very powerful technology and market trends by developing the next generation of HDTV-ready systems. These will be backward compatible with older Delta CG systems and file formats. For these and other reasons, current customers have a strong interest in the next generation of Delta CG. Total open quotations for Delta CG systems upgrades and new equipment exceed $10 Million.

CompuSonics Video seeks to establish itself, its products, and patented technologies within the TV broadcast and broader video industries. This transaction will give CompuSonics Video that opportunity. In addition to the merger effects, recent reorganization of the Company's balance sheet provides for a stronger asset position and higher value proposition.

The company's key competitors include Pinnacle Systems and Chyron Corporation.



PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

          (a) Exhibits

             (i) Letter of Intent - Asset Sale


             (ii)Asset Purchase Agreement between ScanLine Technologies
                 And CompuSonics Video Corporation dated April 21, 2001

           (b) Reports on Form 8-K
               None


                          COMPUSONICS VIDEO CORPORATION

                                  Form 10-Q

                        For the quarter ended April 30, 2001

                                Signature Page


                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       COMPUSONICS VIDEO CORPORATION
                       ------------------------------
                             (Registrant)





                                  By:  \s\ David Scull
                                     --------------------------------
                                       President, Chief Executive Officer


Date Signed:       , 2001




Exhibit (i)

                          Letter of Intent  - Asset Sale



April 21, 2001

                                                           CONFIDENTIAL
Mr. Tom Itin - Chairman
CompuSonics Video Corporation
32751 Middlebelt Road, Suite B
Farmington Hills, MI  48334

Dear Mr. Itin,

CompuSonics Video Corporation (CPVD), hereafter referred to as (the "Buyer") is pleased to present this offer to purchase all the assets (the "Assets") of the Delta Products Division ("Delta") from ScanLine Technologies, Inc. referred to as (the "Seller") in accordance with the following terms ("Proposed Transaction").

1. Purchaser.  Purchaser will be CPVD.


Purchase Price. The purchase price for the Assets of Delta at Closing Date CPVD Stock Certificates in the amount of 40 Million (40,000,000) shares of Preferred, participating at 2X rate to that of common shares in dividends, convertible into 80 Million (80,000,000) shares of CPVD common stock shares
within five (5) years of Closing date at holder's discretion.   In addition,
Seller's President and CEO is to be engaged by CPVD beginning at Closing Date as a full time employee in the position of President and CEO under a 5 year employment agreement - the terms of which will be incorporated in an employment agreement document. The above represents the full purchase price for the Assets of Delta.

2. Terms of Payment. As mentioned in Point 1, at Closing Buyer will deliver to Seller the above stated amount and type of CPVD stock certificates and in addition enter into a employment agreement with Seller also as mentioned in Point 1.


3. Closing. Closing will take place on or before May 15 or within 14 days from the date of acceptance of this Letter of Intent.


4. Conditions.

(a) Negotiations and execution of a purchase agreement satisfactory to Buyer and Seller containing representations, warranties, indemnities and other terms and conditions customary in corporate acquisition agreements, including, without limitation, representations and covenants by the Seller as follows:

(i) The Seller will convey to the Buyer good and unencumbered title and full rights to all of the Assets of Delta to include but not limited to product names, artwork, logos, trademarks, registrations, copyrights, patents, designs, product derivatives, customer lists, vendor lists
(with price history), inventory parts, w.i.p., finished goods, product demos, all software (finished and unfinished s/w product), source code, work in progress files, test/ repair/ manufacturing equipment and tools, office equipment and furnishings, trade show displays, brochures, product and equipment manuals, all product and relevant business related documentation;

(ii) Seller will indemnify Buyer from any and all claims, known or unknown relating to Assets of Delta with regard to patent, copyright, trademark, technology license, trade, commerce or any other kind of violation or infringement.

(iii)	Seller will fully disclose all matters to Buyer with regard to
Assets of Delta.

5. The parties mutually agree as follows;

(a) This Letter of Intent and the Purchase Agreement and other documents shall be interpreted under the laws of the State of Utah.

(b) The sale shall take the form of an asset sale.

(c) The Buyer will not assume all liabilities currently owed by the Seller with regard to Delta unless identified and agreed to by the Buyer beforehand in writing.

6. Access to Information. Immediately following acceptance of this Letter of Intent, Seller will provide Buyer, Buyer's representatives, or advisors, access to records and property to enable them to prepare for a smooth, quick and complete transfer of all Assets of Delta in an orderly fashion. Any proprietary or confidential information of Delta disclosed to Buyer in the course of the Proposed Transaction will be held in confidence by Buyer.


7. Expenses. Seller and Buyer will each pay their own expenses and costs incidental to the completion of the Proposed Transaction, including, but not limited to legal and accounting fees. Buyer will prepare initial draft Purchase Agreement.

8. Cooperation and Exclusive Dealing. Buyer and Seller will cooperate in good faith and expeditiously in the preparation of the Purchasing Agreement and the taking of any other actions necessary to carry out the Proposed Transaction. The Seller agrees not to offer to sell the Assets of Delta to any other person or entity and not to negotiate or accept any agreement for the sale of all or any part of the Assets of Delta with a third party following acceptance of this offer, unless the closing date herein passes without the closing taking place or a binding extension thereof.

9. Nondisclosure: Publicly. Each party agrees that it will not, without the prior written consent of the other party, disclose publicly or to any third party the terms and conditions of this offer or subsequent negotiations between the parties, except to the extent required by law. The parties agree not to make any public announcement of the sale or purchase until after the closing.

10. Purpose of this Agreement. This letter is intended to contain terms of a definitive Purchase Agreement, to be developed further in the Purchase Agreement and incorporated therein

11. Acceptance.  This offer must be accepted in writing by Seller.

If the foregoing is satisfactory to you, please evidence your acceptance of this offer by signing and returning to me the enclosed copy of this letter. It is understood that upon your acceptance, this letter will constitute a Letter of Intent to negotiate in good faith to complete a definitive Purchase Agreement and a closing on the Terms set forth above.

Very truly yours,



/s/David J. Scull
-------------------

Accepted by: /s/ Thomas W. Itin                         Date: April 21, 2001
                 -----------------------
                  Tom Itin - Chairman, CPVD

WITNESS:

By:   /s/  Paul Maddocks                                Date: April 21, 2001
      ------------------------
            Paul Maddocks

WITNESS:
By:/s/ Shirley B. Itin                                  Date:  April 21, 2001
       -----------------------
        Shirley B. Itin




Exhibit (ii)

                         ASSET PURCHASE AGREEMENT

                                 between

                        ScanLine Technologies, Inc.

                                   and

                       CompuSonics Video Corporation





Dated as of April  21, 2001







                             ASSET PURCHASE AGREEMENT

                                 TABLE OF CONTENTS

                                                                         Page
SECTION 1.  Purchase and Sale                                              3
SECTION 2.  Representations and Warranties of Seller                       3
SECTION 3.  Additional Covenants                                           6
SECTION 4.  Indemnification                                                6
SECTION 5.  Representations and Warranties of Buyer                        7
SECTION 6.  The Closing                                                    7
SECTION 7.  Conduct of Business Prior to Closing                           8
SECTION 8.  Expenses                                                       8
SECTION 9.  Access to Information                                          8
SECTION 10. Miscellaneous                                                  8

SIGNATURES                                                                10



THIS ASSET PURCHASE AGREEMENT dated as of April 21, 2001("Agreement") between CompuSonics Video Corporation (CPVD) ("Buyer") and ScanLine Technologies, Inc. ("Seller"),
                                  WITNESSETH:

WHEREAS, Seller is the owner of all of the assets ("Assets") of the Delta Product Division ("Delta") as set forth in, but not limited to, Exhibits A, B, C, and D; and

WHEREAS, Seller desires to sell, and Buyer desires to purchase, all of the Assets of Delta; and

NOW, THEREFORE, in consideration of the premises and of the respective representations and warranties hereinafter set forth, and the covenants and agreements herein contained and the payment of the purchase price hereinafter provided, the parties hereto do hereby represent, warrant, covenant and agree as follows:

SECTION 1.   Purchase and Sale.

Subject to the terms and conditions of this Agreement, Buyer agrees to pay and deliver to Seller at Closing Date CPVD Stock Certificates in the amount of 40 Million (40,000,000) shares of Preferred , participating at 2X rate to that of common shares in dividends, convertible into 80,000,000 shares of CPVD common stock shares within five (5) years of Closing date at holder's
discretion.    In addition, Seller's President and CEO is to be engaged by
CPVD beginning at Closing Date as a full time employee in the position of President and CEO under a 5 year employment agreement - the terms of which will be agreed upon in a separate employment agreement document, which will conform with the terms of this agreement but may be further stated herein.
The above represents the  full  purchase price for the Assets of Delta.

SECTION 2.  Representations and Warranties of Seller.

Seller hereby represents and warrants to Buyer as follows:

(a) Title to Assets. Seller is the true and lawful owner, of record and beneficially, of the all Assets of the Delta including but not limited to the Assets of Delta listed in Exhibits A, B, C, and D, free and clear of all liens, security interests, pledges, assessments, charges, adverse claims, leases, licenses, royalties, design infringements, restrictions, options, and other encumbrances of any nature whatsoever (collectively, "Liens").
At the Closing, Seller will validly transfer all the Assets of Delta free and clear of all Liens. Other than the rights and obligations arising under this Agreement, none of the Assets owned by the Seller is subject to any
rights of any other person to acquire the same.   None of the Assets of the
Delta is subject to any restrictions on transfer thereof to Buyer and the Seller has good and marketable title and full rights to the Assets of Delta which Seller purports to own. Seller has fully disclosed to Buyer all of the Assets used in the development, production, promotion, marketing, and sales of the products of Delta and the training of its employees.

(b) Authority Relative to Agreement. Seller is duly organized and in good standing and has full power and authority to enter into this Agreement and to perform its obligations hereunder. This Agreement has been duly executed and delivered by such Seller and constitutes the legal, valid, and binding obligation of such Seller, enforceable against Seller in accordance with its terms.

(c) No Violation. Neither the execution and delivery of this Agreement by Seller and the performance by Seller hereunder, nor the consummation of the transactions contemplated hereby, will violate, conflict with, result in breach of or accelerate the performance required by any of the terms, conditions or provisions of the Certificate of Incorporation or By-laws of Seller or any order, ruling, decree, judgment, arbitration award or stipulation to which Seller is subject, or constitute a default thereunder or result in the creation or imposition of any Lien upon any of the Assets of the Delta, which violations, conflicts, breaches, defaults, liens, charges or encumbrances or terminations, individually or in the aggregate, would have an adverse effect.

(d) Consents and Approvals of Government Authorities and Others. No approval or authorization of, filing or registration with, or notification to, any governmental or regulatory authority is required by or on behalf of the Seller in connection with the execution and delivery of this Agreement by Seller, the performance of obligations hereunder or the consummation of the transactions contemplated hereby or for the prevention of any termination of any right, privilege, license or agreement of the Seller.

(e) Equipment, Test Tools and Accessories, Etc. The list as set forth in Exhibit B - "Delta Equipment, Test Tools, and Accessories" of items of equipment, test equipment and tools, work benches, parts, shop or office accessories owned by Seller as Assets of Delta is complete and accurate and all items listed are included in the Assets of Delta.

(f)  Intellectual Property.   Exhibit C - "Delta Intellectual Property"
properly identifies all the kinds of intellectual property owned by Seller as Assets of Delta. The Seller has and owns all rights, title and interest to the intellectual property set forth on Exhibit C as owned by Seller and there are no claims or proceedings pending or, to the knowledge of Seller, threatened against the Assets of Delta that the use of such intellectual property infringes the rights of any other person. Seller will transfer and assign to Buyer full rights and ownership of all intellectual property of Delta to include but not limited to the intellectual property listed in Exhibit C.

(g) Contracts and Other Agreements. Exhibit D - "Delta Contracts, Proprietary and Support Materials" properly identifies all the kinds of contracts and other agreements in use today or in the past by Delta as Assets of Delta. Seller will transfer and assign to Buyer all contracts and other agreements, proprietary and support materials of Delta to include but not limited to those Assets of Delta listed in Exhibit D.

(h) Taxes Seller has paid all federal, state, or local taxes when due, such that there has not been a failure to pay such taxes that would create a lien against the Assets. Seller will be responsible for any excise or other tax relating to this transaction or any personal property tax on the Assets for the period prior to Closing.

SECTION 3.  Additional Covenants.

(a) Further Assurances. If, at any time after Closing, Buyer shall consider or that any further assignments or assurances in law or any other things are necessary, desirable, or proper to vest, perfect, or confirm in the Buyer the title to any property or rights acquired under this Agreement, Seller shall execute and deliver all such assignments, bills of sale, and assurances in law and shall do all things necessary , desirable, or proper to vest, perfect, and confirm title to such property or rights in the Buyer, and to otherwise carry out the purpose of this Agreement.

(b) Seller Actions. Before and after the Closing, Seller will undertake the actions listed in Exhibit E - "Actions to be Taken by Seller".

SECTION 4.  Indemnification.
Subject to the terms and conditions of this Section , from and after the Closing, Seller will indemnify and hold Buyer harmless from and against all damages, losses, liabilities, costs, and expenses (including reasonable attorneys' fees and disbursements) arising out of or resulting from the breach or failure to be true and correct with full disclosure of any representation or warranty or certification of Seller contained herein, or in any exhibit. Seller will also assign and pass through to Buyer all indemnities associated with Seller's purchase of the Assets of Delta from ARTEL Video Systems, Inc.

SECTION 5.  Representations and Warranties of Buyer

(a) Authority Relative to Agreement. Buyer has full power and authority to enter into this Agreement and to perform its obligations hereunder.
This Agreement has been duly executed and delivered by Buyer and constitutes the legal, valid, and binding obligation of Buyer, enforceable against Buyer in accordance with its terms.

(b) Warranty Obligations. Buyer will honor all warranty obligations involving Delta sales within the twelve months previous to the Closing of this Asset Purchase Agreement.

(c) Liabilities of Delta. With the exception of warranty obligations for Delta sales within the twelve months previous to the Closing of this Asset Purchase Agreement, the Buyer does not assume any liabilities or obligations owed by Seller with regard to Delta, and Seller agrees to pay and to hold harmless and defend Buyer against all claims or liabilities arising out of the operations of Delta prior to the Closing date.

SECTION 6.  The Closing.

(a) Time and Place. The Closing of the sale and purchase of the Assets of Delta (the "Closing") shall take place at CompuSonics Video Corporation's
(CPVD) corporate office in Farmington Hills, MI beginning at 10:00 a.m. local time on April 30, 2001.

(b) Possession. Immediately after the Closing, Seller shall prepare all the Assets of Delta to be made available to Buyer in accordance with procedures set forth in Exhibit E and shall cooperate with Buyer in transferring possession of the Assets of Delta to Buyer as soon as reasonably possible.
The Assets of Delta shall be made available to Buyer at ScanLine Technologies, Inc.'s Utah offices located at 5140 Amelia Earhart Drive, Suite A, Salt Lake City, Utah 84116.

(c) Bill of Sale. At Closing Seller shall convey all Assets of Delta by a Bill of Sale in a form acceptable to Buyer.

SECTION 7.  Conduct of Business Prior to Closing.
From this date, April 21, 2001 through the Closing Date, Seller will cause the Delta Products Division not to incur any material obligation or liability.

SECTION 8.  Expenses.
Seller and Buyer will each pay their own expenses and costs incidental to the completion of the Asset Purchase Agreement and proposed transaction, including, but not limited to legal and accounting fees.

SECTION 9.  Access to Information.
Seller has agreed to provide Buyer, Buyer's representatives, or advisors, access to records and property to enable them to prepare for a smooth, quick and complete transfer of all Assets of Delta in an orderly fashion. Any proprietary or confidential information of Delta disclosed to Buyer in the course of the Proposed Transaction will be held in confidence by Buyer.

SECTION 10.   Terms of Letter of Intent - Asset Sale.
The terms of the Letter of Intent between the parties are by this reference, herein incorporated as if stated here.

SECTION 11. Miscellaneous.
(a) Any notices to be given hereunder by either party to the other party may be effected either by personal delivery in writing, by fax, or by mail, registered or certified, postage prepaid, with return receipt requested. Notices shall be addressed as follows:

(a)      If to the Buyer:

          Mr. Tom Itin - Chairman of the Board
          CompuSonics Video Corporation
          32751 Middlebelt Road., Suite B
          Farmington Hills, MI  48334
          Tel:  248-851-5651  Fax:  248-851-9080


          If to the Seller:


          Mr. Dave Scull - President/ CEO
          ScanLine Technologies, Inc.
          5140 Amelia Earhart Drive, Suite A
          Salt Lake City, UT 84116

Hand-delivered notices shall be effective when delivered in person, and all other notices shall be effective when received. Either party may change its address for notice by giving notice in accordance with the terms of this Section.

(b) This Agreement (including the attached Exhibits) constitutes the entire agreement and understanding of the parties relating to the subject matter hereof and supersedes all prior agreements. The terms of this Agreement cannot be changed, modified, released or discharged orally.

(c) No delay or failure on the part of any party in exercising any rights hereunder, and no partial or single exercise thereof, will constitute a waiver of such rights or of any other rights hereunder.

(d) THIS AGREEMENT SHALL BE INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF UTAH.

(e) The unenforceability or invalidity of any Section or subsection or provision of this Agreement shall not affect the enforceability or validity of the balance of this Agreement.

(f) Survival. The representations and warranties contained in the Agreement shall survive Closing, unless specifically waived in writing by all parties.

(g) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original.

	IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.

(SELLER)                                     (BUYER)

By:  /s/ Dave Scull                           By: /s/ Thomas W. Itin
    ----------------------                    -----------------------------
        Mr. Dave Scull                           Thomas W. Itin
        President/ CEO                           Chairman of the BOD
        ScanLine Technologies, Inc.              CompuSonics Video Corporation

(WITNESS)                                    WITNESS)

By:  /s/  Shirley B. Itin                    By: /s/ Paul Maddocks
     ----------------------                  -----------------------------
          Shirley B. Itin                            Paul Maddocks