Form 10-K
period 2001-07-31
COMPUSONICS VIDEO CORP
filed 2001-11-13
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM  10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the fiscal year ended:                            Commission file number:
July 31, 2001                                                        0-14200
------------------------------                    ----------------------------

                       COMPUSONICS VIDEO CORPORATION
              (Exact name of Company as specified in its charter)

         Colorado                                                 84-1001336
--------------------------                                -------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                           Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                                     48334
----------------------------------                       ----------------------
(Address of principal executive offices)                             (Zip Code)

                  Company's telephone number, including area code:

                                (248) 851-5651
                             ----------------------

            Securities registered pursuant to Section 12 (b) of the Act:

                                         None

            Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock, $.001 Par Value
                          ------------------------
                             (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing
requirements for the past 90 days:   Yes   X        No

As of October 1, 2001, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Company was approximately 2,973,087 based on the average of the bid and asked prices as of October 31, 2001 of $0.02 as reported by the Over-The-Counter Bulletin Board (OTCBB).

                           COMPUSONICS VIDEO CORPORATION
                                   FORM 10-K

                                     PART I

ITEM 1.     BUSINESS

        (a) General Development of Business.

CompuSonics Video Corporation ("Company") was organized under the laws of the State of Colorado on August 14, 1985. The Company's principal activities since inception have been devoted to obtaining equity capital for the development of a digital video recording and playback system with a view
towards its manufacture, marketing or licensing.   The Company's current
operations are limited to the licensing of its patent portfolio related to an audio digital recording and playback system and an audio and video digital recording and playback system or parts thereof, that are covered by the company's patents.

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

On April 28, 2000, the company announced that it would begin pursuing companies who might have an interest in licensing its technology covered by the Company's patents. On August 11, 2000, the Company announced that it had signed a licensing agreement with Interactive Digital Media Corporation (IDMC) for the use of technology related to the company's patent portfolio. This was the company's first licensing agreement since announcing in April 2000 that it would focus its business activities on the licensing of the technology represented in the patents. Under the licensing agreement, the Company granted a non-exclusive, royalty bearing license for the Company's patented audio and video digital recording and playback system technology to IDMC for the System 7 and other products that IDMC may produce now and in the future. Terms of the license were structured so as to provide for an upfront payment, a note payable to the Company for the remainder of the licensing fee, and an ongoing royalty payment based on the sales of units covered by the license.

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

Delta CG systems are capable of both analog and Digital input/output support. As market trends dictate, many of these Delta CG systems must be upgraded or
exchanged for newer systems that support HDTV resolutions and formats.   The
company is positioning itself to take advantage of very powerful technology and market trends by developing the next generation of HDTV-ready systems. These will be backward compatible with older Delta CG systems and file formats For these and other reasons, current customers have a strong interest in the next generation of Delta CG. Total open quotations for Delta CG systems upgrades and new equipment exceed $10 Million.

        (b) Financial Information about Industry Segments.

During the year ended July 31, 2001, the Company was engaged in two business activities: (1) the licensing of the technology related to its patent portfolio, and (2) the manufacture, service, and supply of Delta CG character generators to the TV broadcast and video post production industry. The Company had $10,000 in revenues for the past fiscal year from licensing its patent portfolio. Subsequent to the fiscal year ended July 31, 2001, the Company signed its first licensing agreement related to this business activity. The remainder of the Company's revenues in the fiscal year ended July 31, 2001 were related primarily to the manufacture, service, and supply of Delta CG character generators to the TV broadcast and video post production industry. The TV broadcast and video post-production industry is transitioning to Digital and later on to HDTV in several key markets around the world. This transition will cause many in the industry to purchase new equipment that is capable of Digital I/O support as well as HDTV resolution support. Some Delta CG customers have taken a "wait and see" attitude before engaging in any new equipment procurement as the changes now underway in the industry represent significant challenges to many existing business models. New equipment can be very costly. Although regulations now mandate that many (particularly in the U.S. market) must make the transition, it is still unclear how firmly these regulations will be enforced.

        (c) Narrative Description of Business.

        (c) (1) (i):

The CompuSonics Video System
------------------------------
In the late 1980s and early 1990s, the Company had developed a system, based on patents in which it had an interest, to make video recordings, digitize video images and playback digital data on a monitor. At that time, digitizing and random access capabilities represented significant improvements over conventional analog recorders. Conventional analog video recorders convert electrical impulses representing visual images into waveforms, which were then stored on magnetic tape or disk. On playback, waveforms were converted back into electrical impulses, which were converted to visual images through a television monitor or similar device. In an analog system, the accuracy of the reproduced image is dependent upon the quality of the recording medium, as well as the quality of the playback system itself. Further, the noise generated by the surface defects on the tape or disk was apparent when the image was played back. Advances in computer technology, particularly in digital memory devices, have been applied in the development of both audio and video digital recording and playback systems. CompuSonics Corporation, owner of 7.1% of the Common Stock of the Company, had produced audio digital systems that utilize microcomputer chips to record and reproduce audio signals using its proprietary digital audio technology, known as CSX.
The Company had exclusive license to utilize the CSX technology in the
development and production of its products.   In the Company's system that it
had developed, video signals would be converted into numerical data representing video images. Data would then be stored in a temporary buffer memory. Each video frame image would be processed, through licensed CSX technology, to reduce the amount of data to the minimum required to produce an image for playback closely resembling the image as initially recorded.
Data representing the video image would be stored on a computer information storage medium. Playback of the digital data would occur on a monitor with a compatible signal receiving capability. The accompanying audio signal could be routed to a suitably equipped receiver set or through a conventional stereo system adjacent to the monitor.

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

Delta CG Product(s)
--------------------
The Delta CG product line assets represent a business line with over 600 established customers within the TV broadcast and video production industry. Customers include major TV network broadcasters, cable operators, local and regional TV stations, corporations, universities, post production studios, government departments, and so on. Delta CG products are based upon proprietary hardware and software supporting both the Analog and Digital operating environments and input / output specifications. Approximately
1700 Delta CG systems are in use today worldwide. The estimated installed base value of these Delta CG systems is over $43 Million.

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

Proposed Products
-----------------

The Company actively manufactures, markets and sells several models of its Delta CG product line. These products include primarily the Delta Classic, Concorde, and Traveler models. The Delta CG models are capable of supporting both Analog and Digital operation environments. The Company is involved in he development of its next generation HDTV ready Character Generator system. The Company will also continue to attempt to sublicense manufacturing rights to its audio, data, and video compression technology and patents.

Marketing
------------

The Company actively markets its Delta CG products in a variety of ways including direct mail, internet advertising, and planned trade show attendance The Company will continue to seek to seek ways in which its patented technology can be licensed to third parties.

        (c) (1) (ii) In addition to its licensing agreement announced on August 11, 2000, the Company has made several public announcements related to the acquisition of the Delta CG product line assets.

        (c) (1) (iii) Production of existing Delta CG products will be managed though internal manufacture ring capacities and utilize existing inventories, therefore the sources and availability of raw materials is not of any material concern.

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

        (c) (1) (vi) The Company has a marketable product in the Delta CG product line and as such carries significant amounts of inventory.

        (c) (l) (vii) The Company market its new equipment, service, support related to the Delta CG product line as well as its patented technology. Therefore the success of the Company is dependent upon the ability of the Company to continue to its manufacturing capability, repair service, upgrade support, software and hardware development, and locate customers who will license the proposed patented technology offered by the Company. There can be no guarantee that such customers can be located or that further licenses can be obtained.

        (c) (1) (viii) There is no backlog at this time, given the nature of the Company's ability to readily manufacture or service Delta CG customers and the technology licensing activities.

        (c) (1) (ix) No material portion of the Company's business is subject to renegotiations of profits or termination of contracts or subcontracts at the election of the government.

        (c) (l)(x) The Company competes with all companies engaged in design, manufacture and marketing of Character Generators and digital video recording and playback systems and those that license underlying technology for such products. In August, 1998, the Company hired a manager experienced in Internet programming to investigate the possibility of implementing a new business activity for the Company known as website development and maintenance. The rapid development of the Internet and its graphical element, the World Wide Web, had made the use of the Internet commonplace among many companies and individuals around the world. The Company's management concluded that opportunities existed in this emerging market and developed a business model where the Company would seek programming contracts with related and outside companies to do this type of work on a consulting and project basis. The manager hired to do the business investigation was named the Director of Technology Development and the Company began its consulting work in the fourth calendar quarter of 1998, when the Company established its operations in Chicago and hired additional staff. Due to the inability to obtain a regular flow of programming and consulting contracts, the Company discontinued this activity in May 2000.

        (c)(l)(xi) During the period from August 1, 2000 through July 31, 2001, the Company did not expend any funds on research and development, other than expenses and equipment related to its website development maintenance business The Delta CG product line assets represent approximately $1.2 Million in R&D funds expenditures over the past five years.

        (c) (l)(xii) The Company is not materially affected by the federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

        (c)(l) (xiii) As of July 31, 2001, the Company had one employee


        (d) Financial Information about Foreign and Domestic Operations and Export Sales.

The Company has no material international operations, however it works with system integrators and specialty several service providers in Europe, Asia, Africa, and Latin America. The Company lists a network of over 70 dealers and service providers worldwide for the Delta CG product line. Traditionally over 50% of Delta CG product line revenues have come from export sales.


ITEM 2.     PROPERTIES

The Company has been using space, at no charge, in two different offices of related entities for the purposes of administration and development.


ITEM 3.     LEGAL PROCEEDINGS

The Company is not a present party to any material pending legal proceedings and no such proceedings were known as of the end of the fiscal year.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter ended July 31, 2001.

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

                                          HIGH BID              LOW BID
                                          --------              -------
Fiscal 2000 - Quarters Ended:
     October 31, 1999                     $0.0127               $0.0064
     January 31, 2000                     $0.0064               $0.0070
     April 30, 2000                       $0.1700               $0.0313
     July 31, 2000                        $0.1700               $0.0400

Fiscal 2001 - Quarters Ended:
     October 31, 2000                      $0.025                $0.025
     January 31, 2001                      $0.03                 $0.025
     April 30, 2001                        $0.031                $0.03
     July 31, 2001                         $0.029                $0.029

        (b) Holders.

As of July 31, 2001, the number of record holders of the Company's Common Stock was approximately 5,200.

        (c) Dividends.

The Company has never paid a dividend with respect to its Common Stock and does not intend to pay a dividend in the foreseeable future. The shares of Series A Preferred Stock are entitled to a $1.00 per share annual preference, which must be paid before any dividends are payable on the Common Stock. There are no preferred shares outstanding at this time.

ITEM 6.	SELECTED FINANCIAL DATA


                                              July 31,

                               2001      2000       1999      1998      1997
                             -------   --------    -------   -------   -------
Working Capital             409,861    (942,970)  (627,070) (651,204) (604,401)
Cash                             61         274     48,563        77       153
Total Assets              1,132,044     204,176    326,404    80,163    67,781
Total Liabilities           208,487     987,288    947,088   731,368   672,182
Shareholders' Equity        923,557    (783,112)  (620,684) (651,204) (604,401)
Operating Revenue            23,317     149,099    212,210         0         0
Gross Profit                 23,317     149,099    212,210         0         0
Total Gen'l & Admin
   Expenses                  46,152     211,444    147,058    16,334     7,026
Research & Development          360           0          0         0         0
Net other income/ (expense) 379,111     (52,178)   (43,532)  (42,927)  (41,540)
Net Gain/ (Loss)            355,916    (114,524)    21,621   (59,261)  (48,566)
Net loss per common share       ***         ***        ***       ***       ***

     ***  -- less than $.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital increased by $1,352,830 from sale or proceeds from preferred stock conversion for the period from August 1, 2000 through July 31, 2001.

Net income from operations was $402,200, which consisted mostly of conversion for preferred stock. Acrodyne forgave $430,534 in interest, wrote off $100,000 consulting fees to Enercorp, Inc. plus $14,240 in offset by staff salaries of $13,994, patent Delta sale fees of $4,073 and other general expense of $27,550.

In accordance with SFAS 115, the Company reported the 28,475 shares of Williams Controls, Inc. common stock (Nasdaq "WMCO") at fair market value at closing price on July 31, 2001 of $28,731. The stock is classified as available-for-sale securities and originally cost $25,035.

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

Results of Operations
----------------------

Year ended July 31, 2001
Compared to July 31, 2000

Operating revenue for the years ended July 31, 2001 and 2000 were $29,391, and
 $149,099 respectively. The Company has discontinued its consulting agreements with two affiliated companies to do website development and maintenance programming work. They are Williams Controls, Inc. ( "Williams") and Ajay Sports, Inc. ("Ajay"). The work product included redesigns of the companies' websites, the development of intranet products, and ongoing maintenance of the sites as new features are added.

The subsidiary that had provided revenues, in the years prior to 1992, has been inactive during the last seven years and the Company does not expect income from this operation in future years. Revenues during these two years were primarily from the Company's website development and maintenance business.
he Company exited this business activity as of May 5, 2000.

General and administrative expenses were $46,512 for the year ended
July 31, 2001 compared to $211,444 for the year ended July 31, 2000. As discussed above, the expenses incurred for 2001 were $13,994 for staff salaries, patent fees of $4,776; management fees of $1,100 to a related company; professional fees of $3,292 for auditing services, stock transfer fees and other professional fees; other general and administrative expenses of $21,477. During the year ended July 31,2001, other income and expense consisted of interest expense of $46,331 on notes payable.

The Company replaced its most significant computer programs with new updates that were warranted to be Year 2000 compliant. Installation of these updates was completed on September 8, 1999. The Company had no computer or systems issues related to the changeover to the Year 2000 date.


Year ended July 31, 2000
Compared to July 31, 1999

Operating revenue for the years ended July 31, 2000 and 1999 were $212,210 and $0, respectively. The subsidiary that had provided revenues, in the years p prior to 1992, has been inactive during the last five years and the Company does not expect income from this operation in future years. Revenues during these two years were primarily from the Company's website development and maintenance business. The Company exited this business activity as of May 5, 2000.

General and administrative expenses were $46,512 for the year ended July 31, 2001 compared to $211,444 for the year ended July 31, 2000. The expenses incurred for 2001 were for staff salaries $13,994, the extension of currently held patents $4,776; professional fees of $3,292; management fees of $1,100 to a related party for services including accounting and SEC report preparation; travel and entertainment of $4,073; and other general and administrative expenses of $21,477. During the year ended July 31, 2001, other income and expense consisted of interest expense of $46,331 on notes payable.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data immediately follow the signature page of this document and are listed under Item 14 of Part IV of this Annual Report on the Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                     PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) and (b) Identification of Directors and Executive Officers.

Name                           Age                 Position
------------------------       ----        -----------------------------

Thomas W. Itin                  67          Chairman of the Board and Treasurer

Robert J. Flynn                 66          Vice President, Director, and
                                            Secretary

David Scull                     48          President and Chief Executive
                                            Officer

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

(e) Business Experience.

(e) (1) Background.

Thomas W. Itin    was elected a director of the Board  of the Company in April of 2001. Mr. Itin has been a director of Williams Controls, Inc., a publicly held company since its inception in November 1988. He also served as Chairman of the Board and Chief Executive Officer of Williams from March 1989 until January 2001 and also as President and Treasurer from June 1993 until January
001. He has served as Chairman of the Board, Chief Executive Officer and Chief Operating Officer of LBO Capital Corp. since its inception. Mr. Itin has been Chairman, President and Owner of TWI International, Inc. since he founded the firm in 1967. TWI International acts as a consultant for mergers, acquisitions, financial structuring, new ventures and asset management. .Mr. Itin also has been Owner and Principal Officer of Acrodyne Corporation since 1962. In May 2001, Mr. Itin became a director of Enercorp, Inc., a publicly
held company.   He received a Bachelor of Science degree from Cornell
University and an MBA from New York University. Mr. Itin served on he
Cornell University Council and was Chairman of the Technology Transfer
Committee.

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

David Scull was appointed President and Chief Executive Officer and serves as a member of the Board of the Company following the acquisition of the Delta product line assets by the Company from ScanLine Technologies in April of 2001. Prior to joining the Company in May, 2001, Mr. Scull served as President and CEO of ScanLine Technologies of Salt Lake City, Utah for three (3) years.
Over the previous twelve (12) years, Mr. Scull has held executive level management positions in various high technology related firms. He served as President and CEO of IPC Technologies, an Austin, Texas based company involved in personal computer systems and peripherals manufacturing and global direct sales. He also served as Executive Director of Seagate Technology, Inc. for the Asia Pacific region. Mr. Scull received a Bachelor of Business Administration degree from Oklahoma University and a Masters degree in International Finance from the American Graduate School of International Management (also known as "Thunderbird").

(e) (2) Directorships.

Mr. Itin is a director of Woodward Partners, Inc., Pro Golf International, Inc., Enercorp, Inc., Williams Controls, inc. and Ajay Sports, Inc., the latter three of which are publicly-held companies. Mr. Flynn is Chairman of the Board of Funding Enterprises.

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

ITEM 11.     EXECUTIVE COMPENSATION

(a) (1) Cash Compensation.

The following sets forth all remuneration paid in the fiscal year ended July 31, 2001, to all officers of the Company and the total amount of remuneration paid to the officers and directors as a group:

      Number of persons          Capacities in	             Cash
        in group (1)              which served            compensation
-------------------------     --------------------     --------------------
All executive officers              Various                     None
as a group

No officers or directors received remuneration exceeding $100,000 during the fiscal year ended July 31, 2001.


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

(b) (4) Stock Option and Stock Appreciation Rights Plans.

During the period from August 1, 2000, through July 31, 2001, no stock options were granted.

(c) Other Compensation.

No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to all executive officers as a group during the period from August 1, 2000, through July 31, 2001.

(d) Compensation of Directors.

(d) (1) Standard Arrangements.

The Company reimburses its directors for expenses incurred by them in connection with business performed on the Company's behalf, including expenses incurred in attending meetings. No such reimbursements were made for the period from August 1, 2000 through July 31, 2001 The Company does not pay any director's fees.

(d) (2) Other Arrangements.

There are no other arrangements pursuant to which any director of the Company was compensated during the period from August 1, 2000, through July 31, 2001, for services as a director other than as listed above in (d) (1).

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)(b)     Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the number of shares of the Company's common stock, its only class of voting securities, owned by executive officers and directors, individually, and beneficial owners of more than five percent of the Company's Common Stock, and executive officers as a group, as of October 31, 2001.

                               Number of Shares
                               and Nature
                               of Beneficial                  Percent
Name and address               Ownership (1)                  of Class
-----------------------------  ----------------------         ----------
TICO, Inc.                     30,000,000                      18.7%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334

Acrodyne Profit Sharing Trust   9,617,594                       6.0%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334

Thomas W. Itin                 64,652,594  (3)                 40.4%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334

David Scull                   No common stock at this time

Officer and directors           15,000,000  (5)                 9.4%
as a group (one person)

    (1) All shares are beneficially owned of record unless otherwise indicated.
    (2) A transfer of 20,000,000 shares from CompuSonics Corporation to Equitex had not been recorded by the Company's stock transfer agent as of October 1, 2000 but has been reflected in the above numbers. The shares have subsequently been transferred from Equitex to other parties.

    (3) Mr. Itin has held in his name no shares of the Company. Mr. Itin may have beneficial ownership of the following:

             TICO, Inc.                    30,000,000
             TICO                              35,000
             SICO                           5,000,000
             Acrodyne Profit Sharing Trust  9,617,594
             Other Trusts                  20,000,000
                                          -----------
                                           64,652,594
                                           ==========

Mr. Itin is a controlling person in TICO, Inc. Mr. Itin is controlling partner in TICO and a general partner with no equity ownership in SICO. Shares in TICO Inc.'s name, are held as nominee for Thomas W. Itin or assigns. Mr. Itin is the trustee and beneficiary of Acrodyne Profit Sharing Trust. Therefore, he can be considered as having beneficial ownership of the shares of these entities. Mr. Itin's wife is a trustee of certain other trusts holding a total of 20,000,000 shares. Mr. Itin is not a beneficiary of the above mentioned trusts in which his wife is trustee and disclaims any beneficial ownership.

(4) Includes 15,000,000 shares held in rust for his children. Mr. Hebard is not a trustee or beneficiary of the trust and disclaims any beneficial interest in them.

(5) Includes only active management as of October 31, 2001.

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

On August 11, 2000, the Company announced in a news release that it had signed a licensing agreement with Interactive Digital Media Corporation (IDMC) for technology related to the Company's patent portfolio. This was CompuSonics Video's first licensing agreement since announcing in April 2000 that it would focus its business activities on the licensing of the patents. IDMC, based in Scottsdale, Arizona, manufactures a product called the PC-DEC? IDM? System 7. The System 7 is an easy-to-use interactive home entertainment and information control center that represents the ultimate in multi-media entertainment and personal computing for the home. The System 7 combines a multimedia computer, internet browser, video phone, virtual VCR, AM/FM tuner, DVD, video gaming device and home security system into one powerful unit. Under the licensing agreement, CompuSonics Video granted a non-exclusive, royalty bearing license for the Company's patented audio and video digital recording and playback system technology to IDMC for the System 7 and other products that
IDMC may produce now and in the future.   The license was structured so as to
provide for an upfront payment of $10,000, a note receivable of $90,000, and an ongoing royalty based on the sales of units covered by the license.

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

From the acquisition of Delta DG product line, D.Scull was issued 40 Million shares preferred Class B stock convertible at 2 to 1 (80,000,000) to be exercised sometime in the future. For the conversion of notes and forgiveness of interest, Dearborn Wheels, Inc. and First Equity Corporation were each issued 2,000,000 shares preferred Class A stock convertible at 20 to 1 (8,000,000) shares to be exercised sometime in the future.

Loans

The Company and its subsidiary Tyler-Shaw together, have outstanding notes and accounts payable to an affiliated party totaling $159,122.97 with interest as of July 31, 2000.

The Company acquired the assets of the Delta CG product line. These assets had a material value / book value as stated on the balance sheet of $63,462.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM    8-K

(a) The following documents are filed as a part of this report Form 10-K
(b) immediately following the signature page.


1.  Financial Statements and Supplementary Data.                         Page

    Independent Auditor's Report                                          F-1

    Consolidated Balance Sheets at July 31, 2001 and 2000                 F-2

    Consolidated Statements of Operations
         for the years ended July 31, 2001, 2000 and 1999                 F-3

     Consolidated Statements of Changes in Stockholders' Deficit
         for the years ended July 31, 2001, 2000 and 1999                 F-4

     Statements of Cash Flows for the years ended
         July 31, 2001, 2000 and 1999                                     F-5

     Notes to Consolidated Financial Statements                   F-6 to F-14

     Schedules of Investments at July 31, 2001 and 2000                  F-15

2. Financial statement schedules required to be filed are listed below and may be found at the page indicated.

     Schedules have been omitted because they are not required or the information is included in the financial statements and notes thereto.

3.  Exhibits.
         None

    (b) Reports on Form 8-K

      A Form 8-K was filed on December 14, 2000 to announce the extension of Class A and Class B Warrants from December 31, 2000 to December 31, 2001.



(c) Exhibits required by Item 601 of Regulation S-K

    Exhibit  3.1       Articles of Incorporation                             *

    Exhibit  3.2       Bylaws                                                *

    Exhibit  3.3       Designation of Series A Preferred Stock               -

    Exhibit 11         Statement of Computation of Per Share
                                 Earnings (Loss)                            F-4

    Exhibit 16         Letter re: Change in Certifying Accountant.. ..........*

    Exhibit 27         Financial Date Schedule                                *

    Exhibit 28 Licensing Agreement with Interactive Digital Media Corporation dated August 11, 2000

       *Incorporated by reference from the Company's Registration Statement on Form S-18, No. 1-14200, and effective November 27, 1985 and prior SEC filings.

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


                         COMPUSONICS VIDEO CORPORATION
                                  (Company)


                                        By: s/s David Scull
                                            ---------------------------
                                                David Scull, President


Date:  November 13, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 13th day of November, 2001.

Signature s/s Thomas W. Itin
           -------------------
              Thomas W. Itin
Title:  Chairman of the Board of Directors

Signature s/s Robert J. Flynn
           --------------------
              Robert J. Flynn
Title:  Director

Signature s/s Dave Scull
         -----------------------
              Dave Scull
Title:  Director, President and CEO


The foregoing constitute all of the Board of Directors.

                        INDEPENDENT AUDITOR'S REPORT



Board of Directors
CompuSonics Video Corporation and Subsidiaries


We have audited the accompanying balance sheet of CompuSonics Video Corporation and Subsidiaries as of July 31, 2001 and 2000, and the related statement of operations, changes in stockholders' deficit, and cash flows for the years ended July 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuSonics Video Corporation and Subsidiaries as of July 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended July 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

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

J L Stephan Co PC

J L Stephan Co PC
Traverse City, Michigan
November 12, 2001
Independent Auditors Letter to the Board

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

ASSETS
                                                             July  31,
                                                      2001              2000
                                                     ---------       ---------
Current Assets
    Cash                                                 61                274
    Accounts Receivable - Related Parties               426                225
    Interest Receivable                                   0                  0
    Inventory                                       589,129                  0
    Notes Receivable - Related Party                      0                  0
    Prepaid Assets                                        0                219
    Marketable Equity Securities Available for Sale  28,731             43,601
                                                    -------             ------
               Total Current Assets                 618,348             44,318
Other Assets
Investments                                         158,000            159,000
Patents                                             300,000                  0
    Less Amortization                                (5,000)                 0
Leasehold Improvements                                1,875                  0
    Less Accumulated Depreciation                       (63)                 0
Equipment                                            63,462              1,509
    Less Accumulated Depreciation                    (5,579)              (650)
                                                 ----------         ----------
                   Total Other Assets               512,696            159,858
                   Total Assets                  $1,132,044           $204,176
                                                 ==========          =========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Notes Payable to Related Entities              $  181,241        $  547,240
   Notes Payable - Other                               1,300            24,000
      Accounts Payable and accrued Liabilities        19,016            48,786
      Accounts Payable - Related Entities              2,384           367,262
                                                  ----------        ----------


                Total Liabilities                    203,940           987,288
                                                  ----------        ----------
Stockholders' Deficit
      Preferred Stock - Series A. Convertible Stock
         20,000,000 Shares Authorized,
         4,000,000 Shares Issued
          and Outstanding                            400,000                 0
      Preferred Stock - Series B Convertible Stock
          550,000,000 Shares Authorized,
          40,000,000 Shares Issued
          and Outstanding                            400,000                  0
      Common Stock $.001 Par Value,
        300,000,000 Shares Authorized,
         160,006,250 Shares
         Issued and Outstanding in
         2001 and 2000                               160,006           160,006
      Additional Paid-in Capital                   1,247,981           680,880
      Paid in Surplus                                      0                 0
      Retained Earnings
       Other Comprehensive Income                      1,175            16,045
       Accumulated Deficit                        (1,282,059)       (1,640,043)
                                                     --------       -----------
           Total Stockholders' Deficit             927,104            (783,112)
                                                     --------       -----------
           Total Liabilities and Stockholders'
                   deficit                      $1,131,044          $  204,176



                                                 =========          ===========
      The accompanying notes are an integral part of this financial statement

                     COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended July 31, 2001, 2000 and 1999

                                              2001       2000         1999
                                            -------   ----------  ----------

Commission Income                                -0-    $147,332    $212,210
Gain (Loss) on Fixed Assets                      -0-        (754)        -0-
Consulting Income                              5,150         -0-         -0-
Licensing Income                              10,000         -0-         -0-
Sales of Delta                                14,241         -0-         -0-
Miscellaneous Income                              -0-      2,521         -0-
                                            ---------   --------    --------
            Total Revenue                     29,391     149,099     212,210
                                            --------    --------    --------
Cost of Goods Sold                             4,427           0           0
                                            --------     -------     -------
Gross Profit                                  24,964      149,099    212,210
                                            --------      -------    -------
General and Administrative Expense
  Staff Salaries                               9,587      108,425    101,871
  Professional fees                            4,122       14,864      7,231
  Management Fees - Related Party             (1,100)       5,740      4,150
  PatenT Fees                                  4,776       10,349      7,156
  Travel and Entertainment                     3,258          586      6,121
  Bab Debts Expense                              -0-       50,566        -0-
  All Other General and Administrative
        Expenses                              24,448       20,915     20,582
                                             --------    --------     -------

Total General and Administrative Expenses     45,091     211,444     147,058


Gain (Loss) From Operations                  (20,127)    (62,346)     65,152
Forgiveness of Debts                         425,394         -0-         -0-
Interest income                                 (951)      7,397       1,603
Interest Expense                             (46,331)    (59,576)    (45,134)
                                             -------     -------     -------
Total Other Income (Expense)                 378,113     (52,178)    (43,532)
                                             -------     -------     -------


Net Income Before Income Taxes               357,987    (114,524)     21,621
Income Tax Benefit                                 0           0           0
                                             -------     -------     -------
Net Income (Loss)                           $357,987   $(114,524)   $ 21,621
                                             =======   =========    ========

Weighted Average Number of
       Common Shares                     160,006,250 160,006,250 160,006,250
                                         =========== =========== ===========

Net Income Per Common Share                     0.00  $    (0.00)    $ (0.00)
                                          ==========  ===========  =========

   The accompanying notes are an integral part of this financial statement

                COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
            CONSOLIDATE STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
               For the Years Ended July 31, 2001, 2000 and 1999

        Convertible                      Addit'l    Other            Total
        Preferred        Common         Paid-in     Compre- Accum' Stockhdrs
        Stock            Stock          Capital     hensive
                                                    Income  Deficit  Deficit
        ------------------------------------------------------------------
        Shares   Amount  Shares Amount
       --------------------------------
Balance at July 1998
        0        0   160,006,250 160,006 $680,880 $55,051$(1,547,141)$(651,204)
Net Income for  the Year
                                                              21,621    21,621
Unrealized Gain (Loss) on Investments
        0       0            0        0        0    8,898           0     8,898
      ------------------------------------------------------------------------
Balance at July 31, 1999
        0      $0    160,006,250 160,006 $680,880 63,949 $(1,525,520)$(620,685)

Net Loss for the Year                                      (114,524)  (114,524)
Unrealized Gain (Loss  on Investments
        0       0            0         0       0  (47,904)         0    47,904)
      ------------------------------------------------------------------------

Balance at July 31, 2000
        0      0     160,006,250 $160,006 $680,880$16,045$(1,640,044)$(783,113)
      ========================================================================
Issuance of Preferred Stock
  44,000,000

Net Income for the Year
  44,000,000 $800,000                       $567,101          357,986  1,725,087
Unrealized Gain (Loss) on investments
  44,000,000  0             0         0        0  (14,870)       0    (14,870)
      ------------------------------------------------------------------------
Balance at July 31, 2001


   44,000,000 $8,000   160,006,250 $160,006 $1,247,981 $1,175 $(1,282,058)$927,104

       The accompanying notes are an integral part of this financial statement

               COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended July 31, 2001, 2000 and 1999

                                            2001        2000           1999
                                          --------   -----------  ----------
Cash Flows from Operating Activities
   Net Loss	                              $355,916   $ (114,524)   $  21,621
   Adjustments to Reconcile Net
      Loss to Net Cash Used by Operating
      Activities Depreciation                9,991        2,374          735
      Loss on Disposal of Assets                 0          754            0
      Accrued Interest Income                    0       (9,000)           0
     (Increase) Decrease In Inventory     (589,129)           0            0
     (Increase) Decrease In:
       Accounts Receivable and
             Accrued Assets                 (1,460)      32,026      (32,470)


     Increase (Decrease) in:
       Accounts Payable and Accrued
          Liabilities                      (29,770)     (18,021)      18,797
   Accounts Payable Related Entities      (362,458)      59,522       42,924
                                         ---------      -------     --------
          Total Adjustments               (972,826)      67,655       29,986
                                         ---------      -------     --------

Net Cash (Used For) Operations            (616,910)     (46,869)      51,607
                                         ---------      --------    --------
Cash Provided by Investing Activities
    Purchase of Equipment                  (63,829)           0            0
    Purchase of Patents                   (300,000)           0            0
    Proceeds from Sale of Equipment              0        2,400       (7,121)
    Investments                                  0       (2,521)    (150,000)
                                          --------     --------     ---------
Net Cash (Used for) Investing Activities  (363,829)        (121)     (157,121)
                                          --------     --------     ---------
Cash Provided by Financing Activities
     Proceeds from Stock Sold            1,367,102            0             0
     Proceeds From Notes Payable          (22,700)        3,900             0
     Proceeds From Notes Payable-Related (363,875)       (5,200)      154,000
                                         --------      --------      --------

Net Cash Provided by Financing
      Activities                          980,527         1,300       154,000

Increase (Decrease) in Cash                  (212)      (48,290)       48,486
Balance at Beginning of year                  273        48,563            77
                                         --------     ---------      ---------
Balance at End of Year                   $     61     $     273     $  48,563
                                         ========      ========      ========
Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:
   Note Receivable and Accrued Interest
    Converted to Stock                  $       0     $ 159,000             0
                                        =========     ==========    =========

   The accompanying notes are an integral party of this financial statement

             COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               July 31, 2001


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

On April 19, 2001, negotiations began with Scanline Technologies, Inc. As Part of the negotiations, Scanline required that notes of the Company be Converted and interest forgiven to 4,000,000 shares of preferred Class A convertible stock, convertible at 20 to 1 (80,000,000) shares to be converted sometime in the future.

On April 30, 2001, Robert R. Hebard resigned from his positions as chairman President, Treasurer, and CFO of the Company.

Effective April 30, 2001, the Registrant acquired the assets of the Delta product line of ScanLine Technologies. Those assets are principally the character generator (CG) technology of ScanLine. The Registrant will retain and utilize the ScanLine Technologies and Quanta names. As part of the acquisition, Dave Scull was to be issued 40,000,000 shares of preferred Class B convertible shares, convertible at 2 to 1 (80,000,000) shares, to be converted sometime in the future.

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

CompuSonics Video seeks to establish itself, its products, and patented technologies within the TV broadcast, post production, and broader video industries. This transaction will give CompuSonics Video that opportunity. In addition to the merger effects, recent reorganization of the Company's balance sheet provides for a stronger asset position and higher value proposition.


B.     Consolidation

The consolidated financial statements include the consolidated financial information of TSI since that entity's inception. This consolidated financial information of TSI includes the operations of its wholly owned subsidiary, TSC, since its acquisition on November 16, 1987. All significant inter company balances and transactions have been eliminated in consolidation.

C.     Patents

Patent costs for the years ended July 31, 1991 and prior were amortized on the straight-line method over the estimated useful life of the patents of 17 years. Due to the lack of a marketable product, research and marketing development, and the lack of adequate capital to protect and take advantage of these patents, effective with the year ended July 31, 1992, all unamortized patent costs were fully amortized. All patent maintenance costs are expensed when incurred. Patents were issued on July 21, 1987 and July 5, 1988. During the year ended July 31, 2001 and 2000 the cost to maintain these patents and record them in foreign countries was $4,776 and $10,349 respectfully, which were recorded as patent fees expense.

D.     Income Taxes

The Company and it's wholly owned subsidiaries file a consolidated federal income tax return. Due to the Company's net operating losses there is no provision for federal income taxes in these financial statements.

Tax credits will be reflected in the income statement under the flow-through method as a deduction of income taxes in the year in which they are used. At July 31, 2001, the Company's carryforwards are as follows:


                                                    Net           General
Year of            Net Operating Loss               Capital       Business
Expiration         Book           Tax               Loss          Credits
-----          ----------     ----------          ----------     --------

2001                 -0-          -0-                -0-           11,763
2002            302,543      306,786                 -0-           18,390
2003            329,338      223,481                 -0-              -0-
2004             66,722      110,507                 -0-              -0-
2005            155,215      143,453                 -0-              -0-
2006             80,080       55,410                 730              -0-
2007            236,002      228,734                 -0-              -0-
2008             84,714       99,931              22,500              -0-
2009             55,673       55,664                 -0-              -0-
2010             57,605       57,499                 -0-              -0-
2011             63,576       63,576                 -0-              -0-
2012             48,566       48,566                 -0-              -0-
2013             59,261       59,261                 -0-              -0-
2019            114,524      114,524                 -0-              -0-

he primary difference between the book and tax net operating loss carryforwards result from differences in depreciation and amortization methods and the treatment of unrealized loss of market value of certain investments.

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

G. Equipment and Depreciation

Equipment was stated at cost. Depreciation was computed for financial reporting purposes on a straight-line basis over an estimated life. Depreciation expense for the years ended July 31, 2001, 2000 and 1999 was $4,991 and $735 respectively.

H.     Inventory

Inventory is stated at cost, using the first-in, first-out method of inventory valuation. Inventory consists primarily of the following:

                                            2001
                                          ---------
             Raw Materials                 $352,117
             Parts                           14,012
             Work-in-Process                 39,000
             Finished Goods                 184,000
                                          ---------
             Total Inventory               $589,129

I.      Intangible Assets and Amortization

Intangible assets includes fonts and intellectual property obtained from ScanLine in April 2001. Being amortized over an estimated useful life at 15 years.

Note 2.      Marketable Securities

During the years ended July 31, 2001 and 2000 the Company held common stock in Williams Controls, Inc. (Nasdaq: WMCO) in which a major shareholder and former officer/director of the Company is an officer. The stock had a cost of $25,035 and a fair market value at July 31, 2001 and 2000 of $28,731 and $43,601 respectively.

In accordance with SFAS 115, the Company has classified the WMCO stock as an available-for-sale security and has reported it at its fair market value effective July 31, 2001.

These securities are collateral for loans from a related party.

Note 3.      Notes Payable and Notes Receivable

A.     Related Entity Notes Payable

Since the inception of the Company to October 2001, related companies have provided loans to meet the operating cash flow need. These notes are rewritten as the loan amount increases. Notes payable to related entities bear interest at 10 to 12 percent per annum, and are due and payable within 180 days or on demand and are dated as follows:

                                                             July 31,
                                                       2001     2000
                                                     ------   --------
June 21, 1988      (3)   12%                             0       600
August 30, 1989    (3)   12%                             0     6,500
January 14, 1993   (3)   10%                             0     5,000
May 15, 2001       (1)   10.75%                      3,500   376,017
March 5, 2001      (2)                             159,123   159,123
                                                  --------   --------
               Total                               162, 623  542,240


     (1) Owed to Acrodyne Corporation ("Acrodyne"). Collateralized by all assets of CompuSonics Video Corporation.


     (2)   owed to Acrodyne.  Collateralized by all of the assets of Tyler-
           Shaw.

B.     Non - Related Entity Notes Payable

                                                           July 31,
                                                     2001          2000

      February 9, 2001    (1)   10.50%               1,300        24,000

(1) Owed to First Equity Corporation. Collateralized by all assets of CompuSonics Video Corporation.

C.     Notes Receivable - Related

On June 22, 1999, the Company loaned $150,000 to Pro Golf International, Inc. ("PGI"), a subsidiary of Ajay Sports, Inc. The Company received a promissory note that is subordinated to PGI's primary lender. On February 29, 2000, the Company converted its note receivable from PGI, and the interest accrued but not paid on such note receivable, into common stock of PGI. (See Note 10). The balance of the notes receivable as of July 31, 2001 & July 31, 2000 was $0 and $0 respectively.


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

Class A preferred stock. Issued 4,000,000 shares Class A preferred convertible stock issued to Dearborn Wheels, Inc. and First Equity Corporation, convertible at 20 to 1 into 80,000,000 shares common in exchange for notes held by these companies totaling $412,117.

Class B preferred stock . Issued 40,000,000 shares Class B preferred convertible stock convertible at 2 to 1 into 80,000,000 shares common to Dave Scull in exchange for assets purchased from ScanLine's Delta Division valued at $954,985.


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

One Class B warrant entitles the holder to purchase one share of the Company's common stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to December 31, 2001. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a nonaccountable expense allowance of $27,000.

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

Note 5.      Related Party Transactions

The Company currently occupies office space, at no charge, in Salt Lake City, Utah and in the office of Acrodyne, a related entity. TSC also utilizes space in a related entity at no charge for the purposes of accounting and administration. The Company believes its current facilities are sufficient for its presently intended business activity. The accounts payable, as of July 31, 2001 and 2000, include management fees owed to Acrodyne of $1,100 and $210 respectively (see note 6(b)).


During the years ended July 31, 2001 and 2000 the Company held common stock in a company in which the Company's major shareholder and former officer/director (see Note 7) is an officer and director (see Note 2).

In August 1990 the Company entered into a management fee agreement with the related entity, at the time, whereby the Company will pay direct labor cost plus overhead for management services rendered. Management fees expense totaled $1,100, $5,740, and $4,150 for the years ended July 31, 2001, 2000, and 1999.

Note 6.      Cash Flows Disclosure

Interest and income taxes paid for the years ended July 31, 2001, 2000 and 1999 were as follows:

                               2001         2000           1999

Income Taxes                 $    -0-   $     -0-       $    -0-

Interest                     $    -0-   $     -0-       $    -0-


Note 7.      Transfer of Interest

None

Note 8.      Change in Control

Effective April 30, 2001, the President and Chairman of the Board of Directors of the Company resigned due other commitments. Thomas W. Itin was elected to fill the positions vacated by Mr. Hebard.

Note 9.     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 10.     Investments

On June 22, 1999, the Registrant had loaned $150,000 to Pro Golf International, Inc., a subsidiary of Ajay Sports, Inc., partly in the belief that it would have the opportunity to provide significant e-commerce development services to PGI and another Ajay subsidiary, ProGolf.com, in the future, for which it would be paid development fees. The proceeds for making the loan were provided by a related party. At the time, the Registrant received a promissory note that was subordinated to PGI's primary lender. On February 29, 2000, the Registrant converted its note receivable from PGI, and the interest accrued but unpaid on such note receivable, into common stock of PGI. The conversion was made at the rate of $60 per common share, the price at which PGI was raising equity capital at the time under a Confidential Private Placement Memorandum dated February 4, 2000. The Registrant had held the note from PGI from that June 22, 1999 until the time of this conversion of the note into PGI common stock. In exchange for converting the $150,000 note, and $9,000 of interest accrued on the note, the Registrant received 2,650 shares of PGI's common stock (split 10-1 in 2000) and 107,143 shares of ProGolf.com, Inc.'s common stock.

Note 11.     Other Subsequent Events

None

Note 12.     Contingencies

The Company's stock transfer agent shows that the amount owed to them is approximately $42,000, greater than the amount recorded on the company's books. The amount of an adjustment agreed to by the transfer agent in 2000 is in question. At this time, the Company believes they have reported the amount due correctly and that the transfer agent did not apply the agreed upon credit properly.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a net loss from operations of $(20,667) for the year ended July 31, 2001, but as of July 31, 2001 had a net working capital of $408,408 as a result of preferred stock issued and forgiveness of interest payable by a related party in 2001and net stockholders' equity of $923,557.

The Company had total earned income of $29,391, $147,332 and $212,210 during the years ended July 31, 2001, 2000 and 1999 and was mainly dependent upon a related party to fund its working capital prior to the current year. Management decided to phase out its business activities related to its website development and maintenance work and adopted a plan in April 2000 to focus its resources on manufacturing and sales of the Delta product line acquired from Scanline Technologies. In addition, the Company anticipates additional capital from new investors in 2001/2002.

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

             COMPUSONICS VIDEO CORPORATION AND SUBSIDIARIES
                       Schedules of Investments
                       At July 31, 2001 and 2000

                                                         Amount at Which
                                                         Each Portfolio of
                                       Market Value of   Equity Security Issues
Name of Issuer   Number of    Cost of  Each Issue at     And Each Other
Title of Each    Shares or    Each     Balance Sheet     Security Issue Carried
Issue            Units        Issue    Date              In the Balance Sheet
--------------  ----------  ---------- ---------------- -----------------------

July 31, 1001

Common Stocks
-------------
Williams Controls, Inc. *
                  28,475      $25,035   $28,731         $28,731
                  ======      =======   =======         ========

July 31, 2000

Common Stocks
--------------
Williams Controls, Inc. *
                  28,475      $25,035    $43,601        $43,601
                  ======      =======    =======        =======

*See Note 2

  The accompanying notes are an integral part of this financial statement