Form 10-K/A
period 2001-07-31
COMPUSONICS VIDEO CORP
filed 2001-12-10
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM  10-K/A

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

ITEM 6.	SELECTED FINANCIAL DATA


                                              July 31,

                               2001      2000       1999      1998      1997
                             -------   --------    -------   -------   -------
Working Capital             414,408    (942,970)  (627,070) (651,204) (604,401)
Cash                             61         274     48,563        77       153
Total Assets              1,132,044     204,176    326,404    80,163    67,781
Total Liabilities           203,940     987,288    947,088   731,368   672,182
Shareholders' Equity        927,104    (783,112)  (620,684) (651,204) (604,401)
Operating Revenue            29,391     149,099    212,210         0         0
Gross Profit                 24,964     149,099    212,210         0         0
Total Gen'l & Admin
   Expenses                  45,091     211,444    147,058    16,334     7,026
Research & Development          360           0          0         0         0
Net other income/ (expense) 378,113     (52,178)   (43,532)  (42,927)  (41,540)
Net Gain/ (Loss)            357,987    (114,524)    21,621   (59,261)  (48,566)
Net loss per common share       ***         ***        ***       ***       ***

     ***  -- less than $.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital increased by $1,357,358 from issuance of preferred stock and forgiveness of accrued interest payable for the period from August 1, 2000 through July 31, 2001.

Net loss from operations was $(20,127)which consisted mostly of Delta product sales, licensing income and consulting fee income totaling $29,391, which is offset by cost of goods sold of $4,427, staff salaries of $9,587, professional fees of $4,122, patent fees of $4,776 and other general expenses of $26,606.

In accordance with SFAS 115, the Company reported the 28,475 shares of Williams Controls, Inc. common stock (Nasdaq "WMCO") at fair market value at closing price on July 31, 2001 of $28,731. The stock is classified as available-for-sale securities and originally cost $25,035.

On June 22, 1999, the Company loaned $150,000 to Pro Golf International, Inc. ("PGI"), a subsidiary of Ajay Sports, Inc., and a website development consulting client of the Company at the time. The Company received a promissory note that was subordinated to PGI's primary lender. The unpaid principal balance had an interest rate of 10% and was due and payable in full on July 22, 2000. On February 29, 2000, the Company converted the principal and interest due under its promissory note into common stock of PGI. The conversion was made at the rate of $60 per common share, the price at which PGI then was offering equity capital for sale in a private offering. In exchange for converting the $150,000 note and $9,000 of interest accrued on the note, the Registrant received 2,650 shares of PGI's common stock
(split 10-1 in 2000) and 107,143 shares of ProGolf.com, Inc.'s common stock.

In the past the Company has, from time to time, relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years. The Company acquired the Delta product line from ScanLine Technologies in 2001, and anticipates that sales of these products will be the Company's primary source of working capital in the future

Results of Operations
----------------------

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

General and administrative expenses were $45,091 for the year ended July 31, 2001 compared to $211,444 for the year ended July 31, 2000. As discussed above, the expenses incurred for 2001 were $9,587 for staff salaries, patent fees of $4,776; management fees of $(1,100) to a related company; professional fees of $4,122 for auditing services, stock transfer fees and other professional fees; other general and administrative expenses of $24,448. During the year ended July 31, 2001, other income and expense consisted of interest expense of 446,331 on notes payable.

The Company replaced its most significant computer programs with new updates that were warranted to be Year 2000 compliant. Installation of these updates was completed on September 8, 1999. The Company had no computer or systems issues related to the changeover to the Year 2000 date.


Year ended July 31, 2000
Compared to July 31, 1999

Operating revenue for the years ended July 31, 2000 and 1999 were $149,099 and $212,210, respectively. The Company has discontinued its consulting agreements with two affiliated companies to do website development and maintenance programming work. They are Williams Controls, Inc. ("Williams") and Ajay Sports, Inc. ("Ajay). The work product included redesigns of the companies' websites, the development of intranet products, and ongoing maintenance of the sites as new features are added.

General and administrative expenses were $211,444 for the year ended July 31, 2000 compared to $147,058 for the year ended July 31, 1999. The expenses incurred for 2000 were $108,425 for staff salaries, the extension of currently held patents $10,349; management fees of $5,740 to a related company; professional fees of $14,864 for auditing services, stock transfer fees and other professional fees; other general and administrative expenses of $20,915; and $50,566 of bad debt expense from related companies. During the year ended July 31,2000, other income and expense consisted of interest expense of $59,576 on notes payable.


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

(e) Business Experience.

(e) (1) Background.

Thomas W. Itin was elected a director of the Board  of the Company in April of 2001. Mr. Itin has been a director of Williams Controls, Inc., a publicly held company since its inception in November 1988. He also served as Chairman of the Board and Chief Executive Officer of Williams from March 1989 until January 2001 and also as President and Treasurer from June 1993 until January 2001. He has served as Chairman of the Board, Chief Executive Officer and Chief Operating Officer of LBO Capital Corp. since its inception. Mr. Itin has been Chairman, President and Owner of TWI International, Inc. since he founded the firm in 1967. TWI International acts as a consultant for mergers, acquisitions, financial structuring, new ventures and asset management. Mr. Itin also has been Owner and Principal Officer of Acrodyne Corporation since 1962. In May 2001, Mr. Itin became a director of Enercorp, Inc., a publicly
held company.   He received a Bachelor of Science degree from Cornell
University and an MBA from New York University. Mr. Itin served on he
Cornell University Council and was Chairman of the Technology Transfer
Committee.

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

                               Number of Shares
                               and Nature
                               of Beneficial                  Percent
Name and address               Ownership (1)                  of Class
-----------------------------  ----------------------         ----------
TICO, Inc.                     30,000,000                      18.7%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334

Acrodyne Profit Sharing Trust   9,617,594                       6.0%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334

Thomas W. Itin                 64,652,594  (3)                 40.4%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334

David Scull                   No common stock at this time

Officer and directors           15,000,000  (4)                 9.4%
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

(4) Includes only active management as of October 31, 2001.

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

From the acquisition of product line, D. Scull was issued 40 Million shares preferred Class B stock convertible at 2 to 1 (80,000,000) to be exercised sometime in the future. For the conversion of notes and forgiveness of interest, Dearborn Wheels, Inc. and First Equity Corporation were each issued 2,000,000 shares preferred Class A stock convertible at 20 to 1 (80,000,000) shares to be exercised sometime in the future.

Loans

The Company and its subsidiary Tyler-Shaw together, have outstanding notes and accounts payable to an affiliated party totaling $159,122.97 with interest as of July 31, 2001.

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


Date:  December 10, 2001


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

J L Stephan Co PC

J L Stephan Co PC
Traverse City, Michigan
November 12, 2001
(Expect for Consolidated Statements of Cash Flows and Note 11 which are dated December 5, 2001)

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

ASSETS
                                                             July  31,
                                                      2001              2000
                                                     ---------       ---------
Current Assets
    Cash                                                 61                274
    Accounts Receivable - Related Parties               426                225
    Interest Receivable                                   0                  0
    Inventory                                       589,129                  0
    Notes Receivable - Related Party                      0                  0
    Prepaid Assets                                        0                219
    Marketable Equity Securities Available for Sale  28,731             43,601
                                                    -------             ------
               Total Current Assets                 618,348             44,318
Other Assets
Investments                                         158,000            159,000
Patents                                             300,000                  0
    Less Amortization                                (5,000)                 0
Leasehold Improvements                                1,875                  0
    Less Accumulated Depreciation                       (63)                 0
Equipment                                            63,462              1,509
    Less Accumulated Depreciation                    (5,579)              (650)
                                                 ----------         ----------
                   Total Other Assets               512,696            159,858
                                                  ---------          ---------
                   Total Assets                  $1,132,044           $204,176
                                                 ==========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Notes Payable to Related Entities              $  181,241        $  547,240
   Notes Payable - Other                               1,300            24,000
      Accounts Payable and accrued Liabilities        19,016            48,786
      Accounts Payable - Related Entities              2,384           367,262
                                                  ----------        ----------

                Total Liabilities                    203,940           987,288
                                                  ----------        ----------
Stockholders' Deficit
      Preferred Stock - Series A. Convertible Stock
         20,000,000 Shares Authorized,
         4,000,000 Shares Issued
          and Outstanding                            400,000                 0
      Preferred Stock - Series B Convertible Stock
          550,000,000 Shares Authorized,
          40,000,000 Shares Issued
          and Outstanding                            400,000                  0
      Common Stock $.001 Par Value,
        300,000,000 Shares Authorized,
         160,006,250 Shares
         Issued and Outstanding in
         2001 and 2000                               160,006           160,006
      Additional Paid-in Capital                   1,247,981           680,880
      Paid in Surplus                                      0                 0
      Retained Earnings
       Other Comprehensive Income                      1,175            16,045
       Accumulated Deficit                        (1,282,059)       (1,640,043)
                                                     --------       -----------
           Total Stockholders' Deficit             927,104            (783,112)
                                                     --------       -----------
           Total Liabilities and Stockholders'
                   deficit                      $1,131,044          $  204,176

                                                 =========          ===========
      The accompanying notes are an integral part of this financial statement

                     COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended July 31, 2001, 2000 and 1999

                                              2001       2000         1999
                                            -------   ----------  ----------

Commission Income                           $    -0-    $147,332    $212,210
Gain (Loss) on Fixed Assets                      -0-        (754)        -0-
Consulting Income                              5,150         -0-         -0-
Licensing Income                              10,000         -0-         -0-
Sales of Delta                                14,241         -0-         -0-
Miscellaneous Income                              -0-      2,521         -0-
                                            ---------   --------    --------
            Total Revenue                     29,391     149,099     212,210
                                            --------    --------    --------
Cost of Goods Sold                             4,427           0           0
                                            --------     -------     -------
Gross Profit                                  24,964      149,099    212,210
                                            --------      -------    -------
General and Administrative Expense
  Staff Salaries                               9,587      108,425    101,871
  Professional fees                            4,122       14,864      7,231
  Management Fees - Related Party             (1,100)       5,740      4,150
  Patent Fees                                  4,776       10,349      7,156
  Travel and Entertainment                     3,258          586      6,121
  Bad Debts Expense                              -0-       50,566        -0-
  All Other General and Administrative
        Expenses                              24,448       20,915     20,582
                                             --------    --------     -------

Total General and Administrative Expenses     45,091     211,444     147,058
                                             -------    --------     -------

Gain (Loss) From Operations                  (20,127)    (62,346)     65,152

Forgiveness of Debts                         425,394         -0-         -0-
Interest income                                 (951)      7,397       1,603
Interest Expense                             (46,331)    (59,576)    (45,134)
                                             -------     -------     -------
Total Other Income (Expense)                 378,113     (52,178)    (43,532)
                                             -------     -------     -------

Net Income Before Income Taxes               357,987    (114,524)     21,621
Income Tax Benefit                                 0           0           0
                                             -------     -------     -------
Net Income (Loss)                           $357,987   $(114,524)   $ 21,621
                                             =======   =========    ========

Weighted Average Number of
       Common Shares                     160,006,250 160,006,250 160,006,250
                                         =========== =========== ===========
Weighted Average Number of
       Common Stock Equivalents          200,006,250 160,006,250 160,006,250
                                         ===========  ========== ===========
Net Income Per Common Share                    0.002  $   (0.001)   $ (0.000)
                                          ==========  ===========  =========

   The accompanying notes are an integral part of this financial statement

                COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
            CONSOLIDATE STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
               For the Years Ended July 31, 2001, 2000 and 1999

        Convertible                      Addit'l    Other            Total
        Preferred        Common         Paid-in     Compre- Accum' Stockhdrs
        Stock            Stock          Capital     hensive
                                                    Income  Deficit  Deficit
        ------------------------------------------------------------------
        Shares   Amount  Shares Amount
       --------------------------------
Balance at July 1998
        0        0   160,006,250 160,006 $680,880 $55,051$(1,547,141)$(651,204)
Net Income for  the Year
                                                              21,621    21,621
Unrealized Gain (Loss) on Investments
        0       0            0        0        0    8,898           0     8,898
      ------------------------------------------------------------------------
Balance at July 31, 1999
        0      $0    160,006,250 160,006 $680,880 63,949 $(1,525,520)$(620,685)

Net Loss for the Year                                      (114,524)  (114,524)
Unrealized Gain (Loss  on Investments
        0       0            0         0       0  (47,904)         0    47,904)
      ------------------------------------------------------------------------

Balance at July 31, 2000
        0      0     160,006,250 $160,006 $680,880$16,045$(1,640,044)$(783,113)
      ========================================================================
Issuance of Preferred Stock
  44,000,000 $800,000                     $567,101                   1,367,101

Net Income for the Year
  44,000,000                                                 357,986   357,986
Unrealized Gain (Loss) on investments
  44,000,000  0             0         0        0   (14,870)      0     (14,870)
      ------------------------------------------------------------------------
Balance at July 31, 2001
44,000,000 $800,000 160,006,250 $160,006 $1,247,981 $1,175 $(1,282,058)$927,104

       The accompanying notes are an integral part of this financial statement

               COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended July 31, 2001, 2000 and 1999

                                            2001        2000           1999
                                          --------   -----------  ----------
Cash Flows from Operating Activities
   Net Loss	                              $357,986   $ (114,524)   $  21,621
   Adjustments to Reconcile Net
      Loss to Net Cash Used by Operating
      Activities Depreciation                9,991        2,374          735
      Loss on Disposal of Assets                 0          754            0
      Accrued Interest Income                    0       (9,000)           0
     (Increase) Decrease In Inventory        2,027            0            0
     (Increase) Decrease In:
       Accounts Receivable and
             Accrued Assets                     18       32,026      (32,470)

     Increase (Decrease) in:
       Accounts Payable and Accrued
          Liabilities                      (29,770)     (18,021)      18,797
   Accounts Payable Related Entities      (361,380)      59,522       42,924
                                         ---------      -------     --------
          Total Adjustments               (379,115)      67,655       29,986
                                         ---------      -------     --------

Net Cash (Used For) Operations            ( 21,129)     (46,869)      51,607
                                         ---------      --------    --------
Cash Provided by Investing Activities
    Purchase of Equipment                        0           0            0
    Purchase of Patents                          0           0            0
    Proceeds from Sale of Equipment              0        2,400       (7,121)
    Investments                                999       (2,521)    (150,000)
                                          --------     --------     ---------
Net Cash (Used for) Investing Activities       999        (121)     (157,121)
                                          --------     --------     ---------
Cash Provided by Financing Activities
     Proceeds from Stock Sold                    0            0             0
     Proceeds From Notes Payable             1,300        3,900             0
     Proceeds From Notes Payable-Related    18,618       (5,200)      154,000
                                         --------      --------      --------
Net Cash Provided by Financing
      Activities                            19,918        (1,300)      154,000
                                         ---------      ---------      --------

Increase (Decrease) in Cash                  (212)      (48,290)       48,486
Balance at Beginning of year                  273        48,563            77
                                         --------     ---------      ---------
Balance at End of Year                   $     61     $     273     $  48,563
                                         ========      ========      ========
Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:
   Note Receivable and Accrued Interest
    Converted to Stock                   $      0      $159,000      $      0
   Stock Issued for Acquisition of
     ScanLine Assets                      954,985             0             0
     Stock Issued for satisfaction of
       Note Receivable Related Parties  $ 412,117     $       0      $      0
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

On April 30, 2001, Robert R. Hebard resigned from his positions as chairman President, Treasurer, and CFO of the Company.

Effective April 30, 2001, the Registrant acquired the assets of the Delta product line of ScanLine Technologies. These assets had a material value / book value as stated on the balance sheet of $943,470. Those assets are principally the character generator (CG) technology of ScanLine. The Registrant will retain and utilize the ScanLine Technologies and Quanta names. As part of the acquisition, Dave Scull was to be issued 40,000,000 shares of preferred Class B convertible shares, convertible at 2 to 1 (80,000,000) shares, to be converted sometime in the future.

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

C.     Patents

Patent costs for the years ended July 31, 1991 and prior were amortized on the straight-line method over the estimated useful life of the patents of 17 years. Due to the lack of a marketable product, research and marketing development, and the lack of adequate capital to protect and take advantage of these patents, effective with the year ended July 31, 1992, all unamortized patent costs were fully amortized. All patent maintenance costs are expensed when incurred. Patents were issued on July 21, 1987 and July 5, 1988. During the years ended July 31, 2001 and 2000 the cost to maintain these patents and record them in foreign countries was $4,776 and $10,349 respectfully, which were recorded as patent fees expense.

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

G. Equipment and Depreciation

Equipment is stated at cost. Depreciation is computed for financial reporting purposes on a straight-line basis over an estimated life. Depreciation expense for the years ended July 31, 2001, 2000 and 1999 was $4,991, $2,374 and $735 respectively.

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

Note 3.      Notes Payable and Notes Receivable

A.     Related Entity Notes Payable

Since the inception of the Company to October 2001, related companies have provided loans to meet the operating cash flow need. These notes are rewritten as the loan amount increases. Notes payable to related entities bear interest at 10 to 12 percent per annum, and are due and payable within 180 days or on demand and are dated as follows:

                                                             July 31,
                                                       2001     2000
                                                     ------   --------
June 21, 1988      (3)   12%                             0       600
August 30, 1989    (3)   12%                             0     6,500
January 14, 1993   (3)   10%                             0     5,000
May 15, 2001       (1)   10.75%                      3,500   376,017
March 5, 2001      (2)                             159,123   159,123
                                                  --------   --------
               Total                               162,623   542,240


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

Note 11.     Other Subsequent Events

Certain events have occurred between August 1st and November 30th that have caused a subsequent decline in the value of the inventory items of Delta, and such decline will be reported in the subsequent period.

Note 12.     Contingencies

The Company's stock transfer agent shows that the amount owed to them is approximately $47,000, greater than the amount recorded on the company's books. The amount of an adjustment agreed to by the transfer agent in 2000 is in question. At this time, the Company believes they have reported the amount due correctly and that the transfer agent did not apply the agreed upon credit properly.

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


Note 13.     Write Off of Bad Debts

As part of its website development and maintenance consulting work, the Company had provided its services to two related parties. The Company was paid on a monthly retainer basis to do this work. In the final few months that the Company provided its services to these consulting clients, disputes arose between these clients and the Company such that work that was performed was not acceptable to the clients or the clients were unable to pay for such services. Despite efforts to collect these outstanding billings, as of May 5, 2000, management of the Company determined that the outstanding billings for these disputed services were unlikely to be collected, especially due to the Company's decision to discontinue its website development and maintenance business, and made the decision to write them off at that time.

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

July 31, 2001

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