Form 10-Q
period 2001-10-31
COMPUSONICS VIDEO CORP
filed 2001-12-21
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM  10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the quarter ended:                                 Commission file number:
October 31, 2001                                                   0-14200


                       CompuSonics Video Corporation
           (Exact name of Registrant as specified in its charter)

Colorado                                                             84-1001336
-----------------------------                          ------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                                     48334
-----------------------------------                        -------------------
(Address of principal executive offices)                             (Zip Code)

               Registrant's telephone number, including area code:

                                 (248) 851-5651

          Securities registered pursuant to Section 12 (b) of the Act:

                                     None

          Securities registered pursuant to Section 12 (g) of the Act:

                       Common Stock, $.001 Par Value
                       ------------------------------
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing
requirements for the past 90 days:               Yes   X     No ___

As of December 20, 2001, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding

                    COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
              Form 10-Q Filing for the Quarter Ended October 31, 2001


                                     INDEX
                                                                 Page Number

PART I.  FINANCIAL INFORMATION

Item 1      Interim Financial Statements.                                 3

            Consolidated Balance Sheets October 31, 2001 (Unaudited)
             and July 31, 2001                                            4

            Consolidated Statements of Operations (Unaudited) for
             three months ended October 31, 2001  and 2000                5

            Consolidated Statements of Cash Flows (Unaudited)for
             three months ended October 31, 2001 and 2000                 6

            Notes to Consolidated Financial Statements                    7

Item 2.    	Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                              8

Signature Page                                                            9

PART I.      FINANCIAL INFORMATION

Item 1       Interim Financial Statements.

The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month period ended October 31, 2001; the company's financial position at October 31, 2001 and July 31, 2001; and the cash flows for the three-month period ended October 31, 2001 and 2000. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 31, 2001 Form 10-K.

The results for the three-month period ended October 31, 2001 are not necessarily indicative of future financial results.

                   COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                     10/31/01      10/31/00

Current Assets
     Cash                                                  5        $ 7,500
     Accounts Receivable - Related Parties                 0              0
     Interest Receivable                                   0              0
     Inventory                                       436,129              0
     Notes Receivable - related Party                      0              0
     Prepaid Assets                                        0              0
     Market Equity Securities Available for Sale      22,495         34,702
                                                  ----------       --------
            Total Current Assets                     458,630         42,202

Other Assets
Investments - related Party                          158,001        159,000
Patents                                              300,000              0
   Less Amortization                                 (10,000)             0
Leasehold Improvements                                 1,875              0
   Less Accumulated Depreciation                         (94)             0
Equipment                                             63,462          1,509
   Less Accumulated Depreciation                      (7,791)          (776)
Goodwill                                             153,000              0
   Less Amortization                                  (5,100)             0
                                                  -----------     ---------
         Total Other Assets                          653,353        159,733
                                                    ---------      --------
         Total Assets                             $1,111,983     $  201,935
                                                   =========      =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Notes Payable to Related Entities              $  196,333      $ 547,240
   Notes Payable - Other                               1,300         24,000
   Accounts Payable and Accrued Liabilities            22,926        49,421
   Accounts Payable - Related Entities                  3,045       383,252
                                                     --------      --------
           Total Liabilities                          223,603     1,003,913
                                                     --------      --------

Stockholders' Deficit
   Preferred Stock - Series A Convert. Stock
     55,000,000 Shares. Authorized
     40,000,000 Shares Issued and outstanding          400,000           0
   Preferred Stock - Series B Convert. Stock
     20,000,000 shares Authorized
     4,000,000 Shares Issued and Outstanding           400,000           0
     Common Stock $.001 Par Value, 300,000,000 Shares
     Authorized, 160,006,250 Shares Issued and
     Outstanding In 2000  and 1999                    160,006       160,006
     Additional Paid-In Capital                     1,253,751       680,880
     Other Comprehensive Income                       (6,236)         7,146
     Accumulated Deficit                           (1,319,141)   (1,650,011)
                                                    ---------   -----------
       Total Stockholder's Deficit                    888,380      (801,978)
                                                     --------   -----------
       Total Liabilities and Stockholder's deficit $1,111,983    $  201,935
                                                    =========    ==========

  The accompanying notes are an integral part of this financial statement

                  COMPUSONICS VIDEO CORPORATION AND SUBSIDIARIES
                 CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                            For three months ended October 31,
                                                 2001            2000
                                                -------        -------

Commission Income                             $       0      $        0
Gain (Loss) on Fixed Assets                           0               0
Consulting Income                                     0               0
Licensing Income                                      0          10,000
Sales of Delta                                   23,029               0
Miscellaneous Income                                  0               0
                                             ----------       ---------
       Total Income                              23,029          10,000
                                             ----------       ---------
Cost of Goods Sold                                5,195               0
                                             ----------       ---------
Gross Profit                                    17,834          149 099
                                             ----------       ---------
General and Administrative Expenses
  Staff Salaries                                 16,391               0
  Professional Fees                               4,574           2,313
  Management Fees - Related Party                     0           1,150
  Patent Fees                                         0             681
  Travel and Entertainment                        1,533               0
  All Other General And
   Administrative Expenses                       23,366             350
                                              ---------        ---------
   Total General & Administrative Expenses       45,864            4,494
                                               --------        ---------
Gain (Loss) from Operations                     (28,030)           5,506

Forgiveness of Debts                                  0
Interest Income                                       0                0
Interest Expense                                 (9,052)         (15,473)
                                               --------         --------
Total Other Income (Expense)                     (9,052)         (15,473)
                                               --------         --------
Net Income (Loss) Before Income Taxes           (37,082)          (9,967)
Income Tax Benefit                                    0                0
                                             ----------       ----------
Net Income (Loss)                            $  (37,082)      $   (9,967)
                                             ===========     ===========
Weighted Average Number of Common Shares    160,006,250      160,006,250
                                            ===========      ===========

Net Income Per Common Share                  $   (0.000)     $    (0.000)
                                              ==========     ===========

  The accompanying notes are an integral part of this financial statement

               COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                      For the three months ended October 31,
                                                 2001             2000
                                              ---------        ----------
Cash Flows From Operating Activities:
      Net Loss                                  $  (37,082)     $  (9,967)
      Adjustments to Reconcile Net Loss
      Cash Used by Operating Activities
      Depreciation                                  12,344            126
      Loss on Disposal of Assets                         0              0
      Accrued Interest Income                            0              0
      (Increase) Decrease In Inventory                   0              0
      (Increase) Decrease In:
        Accounts Receivable and Accrued Assets         426            444
        Accounts Payable and Accrued Liabilities    11,287            635
        Accounts Payable - Related Entity                0         15,988
                                                  --------      ---------
             Total Adjustments                      24,057         17,193
                                                  --------      ---------
Net Cash (Used For) Operations                     (13,025)         7,226
Cash Provided by Investing Activities
    Purchase of Equipment                                0              0
    Purchase of Patents                                  0              0
    Proceeds from Sale of Equipment                      0              0
    Investments                                          0              0
                                                 ---------       --------
Net Cash (Used For) Investing Activities                 0              0

Cash Provided by Financing Activities
    Proceeds from Stock Sold                             0              0
    Proceeds For Notes Payable                           0              0
    Proceeds from Notes Payable - Related           12,969              0
                                                 ---------      ---------
Net Cash Provide by Financing Activities            12,969              0
                                               -----------      ---------
Increase (Decrease) in Cash                            (56)         7,226

Balance at Beginning of Period                          61            274
                                                 ---------      ---------
Balance at End of Period                          $      5     $    7,500
                                                  ========     ==========
Supplemental Disclosure of NonCash
  Investing and Financing Activities:
   Not Receivable and Accrued Interest
     Converted to Stock                         $  159,000     $  159,000
                                                ==========     ==========

  The accompanying notes are an integral part of this financial statement

               COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations.

The net income for the three-month period ended October 31, 2001 was $(37,082), compared to $(9,967)in the 3-month period ended October 31, 2000.

In the past, the Registrant has relied on a related company to provide the working funds it has required, but there is no assurance that this will continue in future years.

The reasons for material changes in current year are changes in US economy affected by decreasing demand and terrorist attacks on September 11, 2001.

The Registrant has the following marketable securities:
Williams Controls, Inc. 28,475 Common Shares;  Cost - $25,035;
Market Value at 10/31/01  $22,495.

On April 28, 2000, the company announced that it would begin pursuing companies who might have an interest in licensing its technology covered by the Company's patents. On August 11, 2000, the Company announced that it had signed a licensing agreement with Interactive Digital Media Corporation (IDMC) for the use of technology related to the company's patent portfolio. Terms of the license were structured so as to provide for an upfront payment of $10,000, a note payable to the Company for the remainder of the licensing fee, and ongoing royalty payments based on the sales of units covered by the license. The note receivable was not executed. The Company has not signed any other license agreements at this time. During the quarter and three months ended October 31, 2001, the Company continued to renew and maintain its patents in the U.S. and key foreign Countries.

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

                       For the quarter ended October 31, 2001

                                   Signature Page


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         COMPUSONICS VIDEO CORPORATION
                         -------------------------------
                                (Registrant)





                                  By:  \s\ David Scull
                                       ------------------------
                                         David Scull
                                         President, Chief Executive Officer


Date Signed: December 21, 2001