Form 10-Q
period 2002-01-31
COMPUSONICS VIDEO CORP
filed 2002-03-29
CIK 777844

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                    FORM  10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For the quarter ended:                                 Commission file number:
January 31, 2002                                                   0-14200


                           CompuSonics Video Corporation
               (Exact name of Registrant as specified in its charter)

Colorado                                                           84-1001336
-------------------------------                      --------------------------
(State or other jurisdiction of                            	(I.R.S. Employer
incorporation or organization)                         (Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                               	48334
----------------------------------                      ---------------------
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

As of March 29, 2002, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
           Form 10-Q Filing for the Quarter Ended October 31, 2001


                                     INDEX
                                                               Page Number
PART I.  FINANCIAL INFORMATION

Item 1      Interim Financial Statements.                                3

            Consolidated Balance Sheets January 31, 2002
                 (Unaudited)  and July 31, 2001                          4

            Consolidated Statements of Operations (Unaudited)
                  for Six months ended January  31, 2002  and 2001       5

            Consolidated Statements of Cash Flows (Unaudited)for
                  Six months ended January 31, 2002 and 2001             6

            Notes to Consolidated Financial Statements                   7

Item 2.    	Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                             8

Signature Page                                                           9

PART I.      FINANCIAL INFORMATION

Item 1       Interim Financial Statements.

The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six month period ended January 31, 2002; the company's financial position at January 31, 2002 and July 31, 2001; and the cash flows for the six-month period ended January 31, 2002 and 2001. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 31, 2001 Form 10-K.

The results for the six-month period ended January 31, 2002 are not necessarily indicative of future financial results.

                 COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                        1/31/02      7/31/01
Current Assets
     Cash                                              $    112    $       61
     Accounts Receivable - Related Parties               10,640           426
     Interest Receivable                                      0             0
     Inventory                                          425,238       436,129
     Notes Receivable - related Party                         0             0
     Prepaid Assets                                           0             0
     Market Equity Securities Available for Sale         13,953        28,731
                                                     ----------    ----------
            Total Current Assets                        449,943       465,348

Other Assets
Investments - related Party                             158,001       158,001
Patents                                                 300,000       300,000
   Less Amortization                                    (15,000)       (5,000)
Leasehold Improvements                                    1,875         1,875
   Less Accumulated Depreciation                           (125)          (63)
Equipment                                                63,462        63,462
   Less Accumulated Depreciation                        (10,004)       (5,579)
Goodwill                                                153,000       153,000
   Less Amortization                                    (10,200)            0
                                                      ---------      --------
              Total Other Assets                        641,009       665,696
                                                       --------       -------
              Total Assets                           $1,090,953    $1,131,044
                                                     ==========    ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Notes Payable to Related Entities                  $ 211,746     $ 181,241
   Notes Payable - Other                                  6,300         1,300
   Accounts Payable and Accrued Liabilities              29,137        19,016
   Accounts Payable - Related Entities                    6,802         2,384
                                                     ----------      --------
           Total Liabilities                            253,985       203,940
                                                      ---------    ----------

Stockholders' Deficit
   Preferred Stock - Series A Convert. Stock 55,000,000 Shares.
       Authorized 40,000,000 Shares Issued and
       outstanding                                      400,000       400,000
   Preferred Stock - Series B Convert. Stock 20,000,000 shares
       Authorized 4,000,000 Shares Issued and
       outstanding                                      400,000       400,000
     Common Stock $.001 Par Value, 300,000,000 Shares
     Authorized, 160,006,250 Shares Issued and
     Outstanding In 2002  and 2001                      160,006       160,006
     Additional Paid-In Capital                       1,247,981     1,247,981
     Other Comprehensive Income                         (13,604)        1,175
     Accumulated Deficit                             (1,357,416)   (1,282,059)
                                                  -------------   ------------
       Total Stockholder's Deficit                      836,967       927,104
                                                  -------------   ------------
       Total Liabilities and Stockholder's deficit   $1,090,953    $1,131,044
                                                   ============    ==========

     The accompanying notes are an integral part of this financial statement

                  COMPUSONICS VIDEO CORPORATION AND SUBSIDIARIES
                  CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                     For three Monts       For Six Months
                                     Ended January 31,    ended January 31,
                                       2002      2001     2002          2001
                                                        --------------------
Commission Income               $       0     $     0    $     0     $      0
Gain (Loss) on Fixed Assets             0           0          0            0
Consulting Income                       0           0          0            0
Licensing Income                        0           0          0       10,000
Sales of Delta                     27,746           0     50,776            0
Miscellaneous Income                    0           0          0            0
                                ---------      ------    -------    ---------
         Total Income              27,746           0     50,776       10,000
                               ----------      ------   --------    ---------
Cost of Goods Sold                  7,232           0     12,428            0
                               ----------     -------  ---------     --------
Gross Profit                       20,514           0     38,348       10,000
                               ----------     -------  ---------    ---------
General and Administrative
     Expenses
  Staff Salaries                   12,502           0     28,893            0
  Professional Fees                12,295         794     16,868        3,107
  Management Fees-Related Party         0           0          0        1,150
  Patent Fees                         556           0        556          681
  Travel and Entertainment          2,184           0      3,717            0
  All Other General And                 0           0          0            0
   Administrative Expenses         24,840         125     49,858          475
                                   --------    ------   --------      -------
      Total General &
        Administrative Expenses    52,376         919     99,892        5,413
                                 --------      ------   --------      -------

Gain (Loss) from Operations       (31,862)       (919)   (61,544)       4,587
                                 ---------    -------    --------     -------
Forgiveness of Debts                    0           0          0            0
Interest Income                         0       3,829          0        3,829
Interest Expense                   (4,762)    (15,520)   (13,814)     (30,993)
                                  --------    -------    --------   ---------

Total Other Income (Expense)       (4,762)    (11,692)   (13,814)    (27,165)
                                   --------   -------   ---------     ---------

Net Income (Loss) Before
       Income Taxes               (36,625)   (12,611)   (75,359)     (22,578)
Income Tax Benefit                      0           0          0            0
                                  -------     --------  --------     ---------

Net Income (Loss)                $(36,625)    (12,611) $ (75,359)   $ (22,578)
                                 ========     ========  ==========    ========
Weighted Average Number
      of Common Shares        160,006,250 160,006,250  160,006,250 160,006,250
                              =========== ===========  ===========  ==========

Net Income Per Common Share   $    (0.000) $   (0.000)  $   (0.000)$    (0.000)
                              ===========   ==========   ==========   =========

   The accompanying notes are an integral part of this financial statement

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                          For the six months ended January 31,
                                                    2002               2001

Cash Flows From Operating Activities:
      Net Loss                                 $ (75,359)         $ (22,578)
      Adjustments to Reconcile Net Loss
      Cash Used by Operating Activities
      Depreciation                                 24,688                 252
      Loss on Disposal of Assets                        0                   0
      Accrued Interest Income                           0                   0
      (Increase) Decrease In Inventory             10,891                   0
      (Increase) Decrease In:
        Accounts Receivable and Accrued Assets    (10,214)             (3,337)
        Accounts Payable and Accrued Liabilities   10,178              12,262
        Accounts Payable - Related Entity           4,418              16,936
                                                ---------            --------
             Total Adjustments                     39,961              26,113
                                                  --------            --------
Net Cash (Used For) Operations                    (35,398)              3,535
Cash Provided by Investing Activities
    Purchase of Equipment                               0                   0
    Purchase of Patents                                 0                   0
    Proceeds from Sale of Equipment                     0                   0
    Investments                                         0                   0
                                                 --------           ---------
Net Cash (Used For) Investing Activities                0                   0

Cash Provided by Financing Activities
    Proceeds from Stock Sold                            0                   0
    Proceeds For Notes Payable                      5,000                   0
    Proceeds from Notes Payable - Related          30,505                   0
                                                 --------           ---------

Net Cash Provide by Financing Activities           35,505                   0
                                                ---------           ---------
 Increase (Decrease) in Cash                          107               3,535
Balance at Beginning of Period                          5                 274
                                                 --------           ---------
Balance at End of Period                       $      112           $   3,809
                                               ==========          ==========
Supplemental Disclosure of NonCash
  Investing and Financing Activities:
   Not Receivable and Accrued Interest
     Converted to Stock                        $        0          $        0
                                               ==========          ==========

   The accompanying notes are an integral part of this financial statement

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The net income for the six-month period ended January 31, 2002 was $(75,359), compared to $(22,578) in the 6-month period ended January 31, 2001.

In the past, the Registrant has relied on a related company to provide the working funds it has required, but there is no assurance that this will continue in future years.

The reasons for material changes in current year are changes in US economy affected by decreasing demand and terrorist attacks on September 11, 2001.

On April 28, 2000, the company announced that it would begin pursuing companies who might have an interest in licensing its technology covered by the Company's patents. On August 11, 2000, the Company announced that it had signed a licensing agreement with Interactive Digital Media Corporation (IDMC) for the use of technology related to the company's patent portfolio. Terms of the license were structured so as to provide for an upfront payment of $10,000, a note payable to the Company for the remainder of the licensing fee, and ongoing royalty payments based on the sales of units covered by the license. The note receivable was not executed. The Company has not signed any other license agreements at this time. During the quarter and six months ended
January 31, 2002, the Company continued to renew and maintain its patents in the U.S. and key foreign Countries.

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

                    For the quarter ended January 31, 2002

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



                             COMPUSONICS VIDEO CORPORATION
                             -----------------------------
                                     (Registrant)



                                  By:  \s\ David Scull
                                       -----------------------
                                       David Scull
                                       President, Chief Executive Officer

Date Signed:  March 29, 2002