Form 10-Q
period 2002-04-30
COMPUSONICS VIDEO CORP
filed 2002-08-26
CIK 777844

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM  10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)

                  of the Securities Exchange Act of 1934

For the quarter ended:                                 Commission file number:
April 30, 2002                                                       0-14200


                    CompuSonics Video Corporation
                 -------------------------------------
         (Exact name of Registrant as specified in its charter)

Colorado                                                           84-1001336
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                                     48334
-------------------------------------               --------------------------
(Address of principal executive offices)                            (Zip Code)

           Registrant's telephone number, including area code:

                               (248) 851-5651

         Securities registered pursuant to Section 12 (b) of the Act:

                                  None

         Securities registered pursuant to Section 12 (g) of the Act:

                       Common Stock, $.001 Par Value
                        ---------------------------
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing
requirements for the past 90 days:               Yes   X     No ___

As of August 20, 2002, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
            Form 10-Q Filing for the Quarter Ended October 31, 2001


                                  INDEX

                                                               Page Number
PART I.  FINANCIAL INFORMATION

Item 1      Interim Financial Statements.                               3

            Consolidated Balance Sheets April 30, 2002 (Unaudited)
             and July 31, 2001                                          4

            Consolidated Statements of Operations (Unaudited) for
             Three Months and Nine months ended
                April  30, 2002  and 2001                               5

            Consolidated Statements of Cash Flows (Unaudited)for
             Nine months ended April 30, 2002 and 2001                  6
             Notes to Consolidated Financial Statements                 7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                            8

Signature Page                                                          9

PART I.      FINANCIAL INFORMATION

Item 1       Interim Financial Statements.

The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. Further, the financials have been prepared without the assistance of Dave Scull, formerly president, CEO and COO, who resigned effective June 14th without notice and without providing the necessary financial information and other to complete the current filing. In the opinion of the company's management, the financial statements reflect all adjustments that it is aware of necessary to present fairly, the results of operations for the nine month period ended April 30, 2002; the company's financial position at April 30, 2002 and July 31, 2001; and the cash flows for the nine-month period ended April 30, 2002 and 2001. Certain notes and other information have been condensed or omitted from the interim financial statements presented in his Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company's July 31, 2001 Form 10-K.

The results for the nine-month period ended April 30, 2002 are not necessarily indicative of future financial results.

               COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              ASSETS
                                                   4/30/02           7/31/01
                                                  ---------       ----------
Current Assets
      Cash                                       $       55        $      61
      Accounts Receivable - Related Parties          10,640              426
      Prepaid Assets                                      0                0
      Interest Receivable                                 0                0
      Inventories                                   436,129          589,129
      Market Equity Securities Available for Sale    25,343           284731
                                                 ----------       ----------
            Total Current Assets                    472,167          618,348
Other Assets
Investments - related Party                         159,000          158,000
Brands, Patents and Intellectual Property           300,000          300,000
    Less Amortization                               (20,000)          (5,000)
Office Improvements                                   1,875            1,875
    Less Accumulated Depreciation                      (156)             (63)
Equipment                                            63,462           63,462
    Less Accumulated Depreciation                   (12,216)          (5,579)
Goodwill                                            153,000                0
    Less Amortization                               (15,300)               0
              Total Other Assets                    629,665          512,696
              Total Assets                       $1,101,832       $1,131,044
                                                ===========       ==========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Notes Payable to Related Entities             $  54,423      	   181,241
    Notes Payable - Other                             6,300            1,300
    Accounts Payable and Accrued Liabilities         44,306           19,016
    Accounts Payable - Related Entities               6,802            2,384
                                                 ----------       ----------
    Interest Payable                                 17,853                0
Long term liabilities
    Notes Payable to Related Entities               159,123                0
             Total al Liabilities                   288,807          203,941
                                                  ---------        ---------
Stockholders' Deficit
   Preferred Stock - Series A Convert.
      Stock 55,000,000 Shares. Authorized
      40,000,000 Shares Issued and outstanding      400,000          400,000
   Preferred Stock - Series B Convert.
      Stock 20,000,000 shares Authorized
      4,000,000 Shares Issued and Outstanding       400,000          400,000
     Common Stock $.001 Par Value, 300,000,000
       Shares Authorized, 160,006,250 Shares
       Issued and Outstanding In 2000  and 1999     160,006          160,006
     Additional Paid-In Capital                   1,253,751        1,247,981
  Retained Earnings
     Other Comprehensive Income                     (11,529)           1,175
     Accumulated Deficit                         (1,389,203)      (1,282,059)
                                                 -----------      -----------
       Total Stockholder's Deficit                  813,025          927,103
                                                 -----------       ----------
       Total Liabilities and Stockholder's
          deficit                                $1,101,832    $   1,131,044
                                                 ==========     ============

   The accompanying notes are an integral part of this financial statement

                  COMPUSONICS VIDEO CORPORATION AND SUBSIDIARIES
                 CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                                     For Three Months       For Nine Months
                                       Ended April 30,       ended April 30,
                                      2002       2001        2002       2001
                                   -------------------      ---------------

Consulting Fee Income            $       0   $      0    $       0    $  5,150
Gain (Loss) on Sale of  Fixed
      Assets                             0          0            0           0
Licensing Income                         0          0            0           0
Sales of Delta                      50,776          0       50,776           0
Miscellaneous Income                     0          0            0     249,897
                                ----------   --------      -------    --------
                 Total Income            0          0       50,776     255,047
                                 ---------   --------      -------    --------
Cost of Goods Sold                   7,269          0       (5,159)          0
                                  --------   --------      -------    --------
Gross Profit                         7,269          0       45,581           0
General and Administrative Expenses
  Staff Salaries                         0          0       28,893           0
  Professional Fees                 11,143        794       28,011       2,317
  Employee Benefits                      0          0            0        (111)
  Management Fees - Related Party        0          0            0           0
  Patent Fees                          377        681        4,333           0
  All Other General and
    Administrative Expenses         23,333        125       73,191       5,552
                                 ---------    -------      -------     -------
       Total General &
       Administrative Expenses      34,476        919      134,428       7,758
                                 ---------    -------     --------     -------

Income (Loss) from Operations      (24,303)      (919)     (88,847)    247,289
                                 ---------     ------     --------     -------

Other Income (Expense)
      Interest Income                    0      3,829            0           0
      Interest Expense             ( 4,483)   (15,520)     (18,297)    (44,876)
                                   -------     -------     -------    --------

Total Other Income (Expense)       ( 4,483)   (11,692)     (18,297)    (44,876)
                                   -------    -------      -------     -------

Net Income (Loss) Before Income
        Taxes                      (31,785)   (12,611)    (107,144)    202,413
Income Tax Benefit                       0          0            0           0
                                  --------    -------     --------     -------
Net Income (Loss)                  (31,785) $ (12,611) $  (107,144)  $ 202,413
                                  ========  =========   ==========    ========

Weighted Average Number of
             Common Shares   160,006,250  160,006,250  160,006,250 160,006,250
                             ===========  ===========  =========== ===========

Net Loss Per Common Share       $ (0.000)   $  (0.000)  $  (0.0007)   $ 0.0013
                                  ======    =========     ========    ========

The accompanying notes are an integral part of this financial statement

                 COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                          For the nine
                                                     months ended April 30,
                                                      2002          2001
                                                 ------------   -----------
Cash Flows From Operating Activities:
      Net Loss                                 $  (107,144)     $ 202,414
      Adjustments to Reconcile Net Loss Cash Used
        by Operating Activities
      Depreciation                                  37,032            377
      (Increase) Decrease in Inventory
      Increase (Decrease) in Accounts receivable
           And  accrued assets                     (10,214)      (953,442)
     (Increase) Decrease In:
         Accounts Payable and Accrued Liabilities   25,290         (7,898)
        Accounts Payable - Related Entities          4,418       (609,248)
     Interest payable                               17,853              0
             Total Adjustments                      74,379     (1,569,211)
                                                  --------     ----------

Net Cash From Operations                           (32,765)    (1,366,797)
                                                  --------     ----------

Cash Provided by (used for) Investing Activities
    Proceeds used for investments                   (1,000)             0
    Payments from notes receivable                       0              0
                                                  ---------     ---------

Net Cash Provided (Used) by Investing Activities    (1,000)             0
                                                   --------      --------
 Cash Provided (used for Financing Activities
    Proceeds from Stock Sold                             0      1,367,102
    Proceeds For Notes Payable                      33,759              0
                                                 ---------      ---------

Net Cash Provide (used) by Financing Activities     33,759      1,367,102
                                                ----------      ---------

 Increase (Decrease) in Cash                            (6)           305
                                                    -------     ---------

Balance at Beginning of Period                          61            274

Balance at End of Period                         $      55        $   579
                                                ===========     =========
Supplemental Disclosure of Non Cash
  Investing and Financing Activities:
   Not Receivable and Accrued Interest
     Converted to Stock                         $  159,000     $  159,000
                                                ==========    ===========

  The accompanying notes are an integral part of this financial statement

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The net income for the nine-month period ended April 30, 2002 was $(107,144), compared to $202,413 in the 9-month period ended April 30, 2001.

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

On April 11, 2001, Robert R. Hebard resigned from all his officer positions in the Company. Thomas W. Itin was named as an interim replacement for Mr. Hebard until David Scull took over at the time of the purchase of assets described below. Thomas Itin remained as Chairman of the Board.

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

During the quarter and nine months ended April 30, 2002, the Company has allowed its patents in Japan to lapse and may continued to renew and maintain its patents in the U.S. and other key foreign Countries.

On June 14, 2002,  Dave Scull resigned from his positions as director,
president, CEO, COO and CFO of the Registrant.   (He had failed to resurrect
the sales and failed to raise equity capital necessary to run the company.) Scull had also not delivered, in consideration for a stated amount of CompuSonics stock, the assets with values that had been contracted for
in the merger agreement of April 2001.   Subsequent to Dave Scull's
resignation, he initiated as of July 22, 2002, a lawsuit against Registrant.
Dave Scull is president and principal shareholder of ScanLine.   The Registrant
offered a compromise settlement, which was rejected by Dave Scull and ScanLine
and then started suit.   Registrant considers the law suit frivolous and
without merit and simply a defense maneuver by ScanLine and Dave Scull. Registrant's position is that Scull's performance involved malfeasance, misfeasance and nonfeasance.

The inventory has been, to the best of Registrant's knowledge, under the control of Dave Scull who has not given any information to Registrant regarding the inventory condition or value.

As a result of the resignation of Dave Scull, Thomas W. Itin was elected to fill the positions left vacant by Dave Scull.

The company's key competitors include Pinnacle Systems and Chyron Corporation.

PART II.  OTHER INFORMATION

On June 14, 2002, Dave Scull submitted his resignation from the positions he held in the Corporation - president, chief executive officer, chief operating officer, chief financial officer and director. Dave Scull and ScanLine subsequently filed a lawsuit against the Registrant.

Item 6.     Exhibits and Reports on Form 8-K:

            (a) Exhibits

             None

            (b) Reports on Form 8-K

             Form 8-K for extension of warrants dated February 28, 2002 -
              extended to April 30, 2002
             Form 8-K for extension of warrants dated April 23, 2002 -
              extended to June 30, 2002

                       COMPUSONICS VIDEO CORPORATION

                                 Form 10-Q

                   For the quarter ended April 30, 2002

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




                       COMPUSONICS VIDEO CORPORATION
                       -----------------------------
                              (Registrant)





                                  By:  \s\ Thomas W. Itin
                                  ---------------------------
                                        Thomas W. Itin
                                        Chairman


Date Signed: August 23, 2002
1