Form 10-K
period 2002-07-31
COMPUSONICS VIDEO CORP
filed 2002-11-13
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM  10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended:                           Commission file number:
July 31, 2002                                                     0-14200
-----------------------------------               ---------------------------


                        COMPUSONICS VIDEO CORPORATION
            (Exact name of Company as specified in its charter)

Colorado                                                          84-1001336
---------------------------------               ----------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                         Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                                   48334
----------------------------------            ------------------------------
(Address of principal executive offices)                          (Zip Code)

               Company's telephone number, including area code:

                                 (248) 851-5651
                                ----------------
          Securities registered pursuant to Section 12 (b) of the Act:

                                     None

          Securities registered pursuant to Section 12 (g) of the Act:

                       Common Stock, $.001 Par Value
                      --------------------------------
                             (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing
requirements for the past 90 days:   Yes   X        No

As of October 28, 2002, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Company was approximately 2,400,094 based on the average of the bid and asked prices as of, October 28, 2002 of $0.015 as reported by the Over-The-Counter Bulletin Board (OTCBB).

                         COMPUSONICS VIDEO CORPORATION
                                   FORM 10-K

                                     PART I

ITEM 1.     BUSINESS
            ------------
            (a) General Development of Business.
                ---------------------------------
CompuSonics Video Corporation ("Company") was organized under the laws of the State of Colorado on August 14, 1985. The Company's principal activities since inception have been devoted to obtaining equity capital for the development of a digital video recording and playback system with a view towards its
manufacture, marketing or licensing.   The Company's current operations are
limited to the licensing of its patent portfolio related to an audio digital recording and playback system and an audio and video digital recording and playback system or parts thereof, that are covered by the company's patents.

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

In August, 1998, the Company hired a manager experienced in Internet programming to investigate the possibility of implementing a new business activity for the Company known as website development and maintenance. The rapid development of the Internet and its graphical element, the World Wide Web, has made the use of the Internet commonplace among many companies and \ individuals around the world. The Company's management concluded that opportunities existed in this emerging market and developed a business model where the Company would seek programming contracts to do this type of work on a consulting and project basis. The manager hired to do the business investigation was named the Director of Technology Development and the Company began its consulting work in the fourth calendar quarter of 1998, when the Company established its operations in Chicago and hired additional staff. Due to the inability to obtain a regular flow of programming and consulting contracts, the Company discontinued this activity in May 2000.

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

Effective April 30, 2001, the Registrant acquired the assets of the Delta product line of ScanLine Technologies. Those assets were principally the character generator (CG) technology of ScanLine. The Registrant was to retain and utilize the ScanLine Technologies and Quanta names.

The Delta CG product line assets represented a business line with over 600 established customers within the TV broadcast and video production industry. Delta CG products are based upon proprietary hardware and software. Approximately 1700 Delta CG systems are in use today worldwide. The estimated installed base value of these Delta CG systems are over $43 Million. Delta CG systems are capable of both analog and Digital input/output support. As market trends dictated, many of these Delta CG systems must have been upgraded or
exchanged for newer systems that support HDTV resolutions and formats.   The
company is positioning itself to take advantage of very powerful technology and
market trends by developing the next generation of HDTV-ready systems.   These
would be backward compatible with older Delta CG systems and file formats. There is no assurance that the Company will.

Dave Scull, former president of the Registrant did not provide the financial information regarding ScanLine activity for the 10Q report for the quarter ending April 30, 2002 and for the rest of the fiscal year. He resigned on June 14, 2002 as a president of the Registrant. Dave Scull and the company that he represents, ScanLine Technologies, Inc is currently in the litigation process with the Registrant.

            (b) Financial Information about Industry Segments.
                ----------------------------------------------
During the year ended July 31, 2002, the Company was engaged in two business activities: (1) the licensing of the technology related to its patent portfolio, and (2) the manufacture, service, and supply of Delta CG character generators to the TV broadcast and video post production industry. Subsequent to the fiscal year ended July 31,2001, the Company signed its first licensing agreement related to this business activity. The Company had no revenues for the past fiscal year from licensing its patent portfolio.

The Company had no revenues from any of its businesses during fiscal year 2002

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

            (c) Narrative Description of Business.
                -----------------------------------
            (c) (1) (i):

The CompuSonics Video System
-----------------------------
In the late 1980s and early 1990s, the Company had developed a system, based on patents in which it had an interest, to make video recordings, digitize video images and playback digital data on a monitor. At that time, digitizing and random access capabilities represented significant improvements over conventional analog recorders. Conventional analog video recorders convert electrical impulses representing visual images into waveforms, which were then stored on magnetic tape or disk. On playback, waveforms were converted back into electrical impulses, which were converted to visual images through a television monitor or similar device. In an analog system, the accuracy of the reproduced image is dependent upon the quality of the recording medium, as well as the quality of the playback system itself. Further, the noise generated by the surface defects on the tape or disk was apparent when the image was played back. Advances in computer technology, particularly in digital memory devices, have been applied in the development of both audio and video digital recording and playback systems. CompuSonics Corporation, owner of 7.1% of the Common Stock of the Company, had produced audio digital systems that utilize microcomputer chips to record and reproduce audio signals using its proprietary digital audio technology, known as CSX. The Company had exclusive license to utilize the CSX technology in the development and
production of its products.    In the Company's system that it had developed,
video signals would be converted into numerical data representing video images. Data would then be stored in a temporary buffer memory. Each video frame image would be processed, through licensed CSX technology, to reduce the amount of data to the minimum required to produce an image for playback closely resembling the image as initially recorded. Data representing the video image would be stored on a computer information storage medium. Playback of the digital data would occur on a monitor with a compatible signal receiving capability. The accompanying audio signal could be routed to a suitably equipped receiver set or through a conventional stereo system adjacent to the monitor.

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

Proposed Products
----------------------
The Company actively manufactures, markets and sells several models of its Delta CG product line. These products include primarily the Delta Classic, Concorde, and Traveler models. The Delta CG models are capable of supporting both Analog and Digital operation environments. The Company is involved in he development of its next generation HDTV ready Character Generator system.
The Company will also continue to attempt to sublicense manufacturing rights to
its audio, data, and video compression technology and patents.   There is no
assurance, however, that the Registrant will succeed bringing to market updated CG technology acceptable to its existing customer base or prospective new customers. In the CG-HDTV market segment, there are many competitors more highly capitalized and widely recognized. Because of recent developments contributing to significant advances in reliability and ease of use of computer hardware and software systems, there may be less demand in the future for dedicated CG workstations.

Marketing
------------
The Company actively marketed its Delta CG products in a variety of ways including direct mail, internet advertising, and planned trade show attendance The Company will continue to seek ways in which its patented technology can be licensed to third parties.

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

            (c) (l)(iv)
The Company holds rights to United States and certain foreign patent and patent applications for a digital video recording and playback system. On July 21, 1987, patent number 4,682,248 was issued to the Company with three claims of the Company being allowed. On July 5, 1988, patent number 4,755,889 was issued to the Company with four claims being allowed. The Japanese patent number 2,053,230 was issued on May 10, 1996 for an "Audio Digital Recording & Playback System" and will remain in effect until April 19, 2014, providing all renewals are paid. This patent is the Japanese counterpart of U.S. Patent
No. 4,636,876 and 4,472,747. The Japanese patent number 2,596,420 was issued on January 9, 1997 for an "Audio Digital Recording & Playback System" and will remain in effect until September 17, 2006 providing all renewals are paid.
This patent is the Japanese counterpart of U.S. Patent No. 4,755,889.
There can be no assurance that patents will be issued in connection with the remaining applications. If future patents are granted and any of them are tested in litigation, such patents may not afford protection as broad as the
claims made in the patent applications.   Furthermore, expense required to
enforce patent rights against infringes would be costly. However, the Company believes the patent protection obtained, and any further issuance, will greatly assist efforts to protect its technology from being copied.

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

            (c) (l) (vii)
The Company marketed its new equipment, service, support related to the Delta CG product line as well as its patented technology. Therefore the success of the Company was dependent upon the ability of the Company to continue to its manufacturing capability, repair service, upgrade support, software and hardware development, and locate customers who will license the proposed patented technology offered by the Company.

            (c) (1) (viii)
There was no backlog at that time, given the nature of the Company's ability to readily manufacture or service Delta CG customers and the technology licensing activities.

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

            (c)(l)(xi)
During the period from August 1, 2001 through July 31, 2002, the Company did not expend any funds on research and development, other than expenses and equipment related to its website development maintenance business. The Delta CG product line assets represent approximately $1.2 Million in R&D funds expenditures over the past five years.

            (c) (l)(xii)
The Company is not materially affected by the federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

            (c)(l) (xiii)
As of July 31, 2002, the Company had no employees

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

ITEM 2.     PROPERTIES
            ----------------
The Company has been using space, at no charge, in offices of related entities for the purposes of administration and development.

ITEM 3.     LEGAL PROCEEDINGS
           --------------------
The Company is currently in litigation with ScanLine Technologies, Inc./Dave Scull .

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             --------------------------------------------------
No matters were submitted to a vote of the Company's shareholders during the fourth quarter ended July 31, 2002.

                                    PART II

ITEM 5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS
            ------------------------------------------------
(a) Market Information
    ------------------
The principal market on which the Company's common stock, $.001 par value (the "Common Stock"), is traded is the over-the-counter market under the symbol "CPVD". Prices for the Common Stock have been reported in the National Daily Quotation Service "Pink Sheets" published by the National Quotation Bureau, Inc. since December 16, 1985 and the Over-The-Counter Bulletin Board (OTCBB) since January 1999.

The range of high and low bid quotations for the Company's Common Stock since the quarter ended July 31, 1998 are as follows. The OTC electronic bulletin board pricing information reflects inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

                                    HIGH BID          LOW BID
                                   ----------        ---------
Fiscal 2001 - Quarters Ended:
------------------------------
October 31, 2000                     $0.025            $0.025
January 31, 2001                     $0.03             $0.025
April 30, 2001                       $0.031            $0.03
July 31, 2001                        $0.029            $0.029

Fiscal 2002 - Quarters Ended:
----------------------------
October 31, 2001                     $0.028            $0.017
January 31, 2002                     $0.05             $0.017
April 30, 2002                       $0.037            $0.016
July 31, 2002                        $0.059            $0.025

(b) Holders.
    --------
As of July 31, 2002, the number of record holders of the Company's Common Stock was approximately 5,200.

(c) Dividends.
    ----------
The Company has never paid a dividend with respect to its Common Stock and does not intend to pay a dividend in the foreseeable future. The shares of Series A Preferred Stock are entitled to a $1.00 per share annual preference, which must be paid before any dividends are payable on the Common Stock. There are no preferred shares outstanding at this time.

ITEM 6.     SELECTED FINANCIAL DATA
            ------------------------
July 31,

                         2002       2001        2000        1999        1998
                     --------    --------    --------    --------    ---------
Working Capital       (59,173)    409,861    (942,970)   (627,070)   (651,204)
Cash                       25          61         274      48,563          77
Total Assets          163,409   1,132,044     204,176     326,404      80,163
Total Liabilities     244,872     208,487     987,288     947,088     731,368
Shareholders' Equity  (81,463)    923,557    (783,112)   (620,684)   (651,204)
Operating Revenue           0      23,317     149,099     212,210           0
Gross Profit                0      23,317     149,099     212,210           0
Total Gen'l & Admin
   Expenses               553       6,152     211,444     147,058      16,334
Research & Development      0         360           0           0           0
Net other income/
     (expense)         30,925)    379,111     (52,178)    (43,532)    (42,927)
Net Gain/ (Loss)      (69,118)    355,916    (114,524)     21,621     (59,261)
Net loss per common
    share                 ***         ***         ***         ***         ***

     ***   less than $.01 per share.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           --------------------------------------------------------------
Liquidity and Capital Resources
-------------------------------
Working capital decreased by $468,083 from sale or proceeds from preferred stock conversion for the period from August 1, 2001 through July 31, 2002.

Net income from operations was $(36,888) which consisted mostly of conversion for preferred stock, patent Delta sale fees were $799 and other general expense of $198.

In accordance with SFAS 115, the Company reported the 28,475 shares of Williams Controls, Inc. common stock (Nasdaq "WMCO") at fair market value at closing price on July 31, 2002 of $13,953. The stock is classified as available-for-sale securities and originally cost $27,558.

In the past the Company has, from time to time, relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years. The Company received fees in a licensing agreement signed in August 2000, and expects that similar agreements, if they can be completed, will be the on the Company's primary source of working capital in the future. No assurance can be given that any of such agreements will be signed.

On June 22, 1999, the Company loaned $150,000 to Pro Golf International, Inc.("PGI"), a subsidiary of Ajay Sports, Inc., and a website development consulting client of the Company at the time. The Company received a promissory note that was subordinated to PGI's primary lender. The unpaid principal balance had an interest rate of 10% and was due and payable in full on July 22, 2000. On February 29, 2000, the Company converted the principal and interest due under its promissory note into common stock of PGI. The conversion was made at the rate of $60 per common share, the price at which PGI then was offering equity capital for sale in a private offering.

Results of Operations
---------------------
Year ended July 31, 2002
Compared to July 31, 2001

Operating revenue for the years ended July 31, 2002 and 2001 were $(38,194) and $29,391 respectively. The Company has discontinued its consulting agreements with two affiliated companies to do website development and maintenance programming work. They are Williams Controls, Inc. ("Williams") and Ajay Sports, Inc. ("Ajay"). The work product had included redesigns of the companies' websites, the development of intranet products, and ongoing maintenance of the sites as new features are added.

The subsidiary that had provided revenues, in the years prior to 1992, has been inactive during the last eight years and the Company does not expect income from this operation in future years. Revenues during these two years were primarily from the Company's website development and maintenance business. The Company exited this business activity as of May 5, 2000.

General and administrative expenses were $38,194 for the year ended July 31, 2002 compared to $46,512 for the year ended July 31, 2001. As discussed above, the expenses incurred for 2002 were $0 for staff salaries, patent fees of $799; management fees of $950 to a related company; professional fees of $35,891 for auditing services, stock transfer fees and other professional fees; other general and administrative expenses of $553. During the year ended July 31,2002, other income and expense consisted of interest expense of $22,355 on notes payable and loss from investment in Williams stock of $8,569.

The Company replaced its most significant computer programs with new updates that were warranted to be Year 2000 compliant. Installation of these updates was completed on September 8, 1999. The Company had no computer or systems issues related to the changeover to the Year 2000 date.

Year ended July 31, 2001
Compared to July 31, 2000

Operating revenue for the years ended July 31, 2001 and 2000 were $29,391 and $212,210 , respectively. The subsidiary that had provided revenues, in the years prior to 1992, has been inactive during the last five years and the Company does not expect income from this operation in future years.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            ---------------------------------------------
Financial statements and supplementary data immediately follow the signature page of this document and are listed under Item 14 of Part IV of this Annual Report on the Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
            --------------------------------------------------------------
None.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
             ------------------------------------------------
(a) and (b) Identification of Directors and Executive Officers.
            ---------------------------------------------------
Name                              Age           Position
--------------------------      -------      ------------------------
Thomas W. Itin                     67         Chairman of the Board and
                                              Treasurer

Robert J. Flynn                    66         Vice President, Director,
                                               and Secretary

The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.
Dave Scull held the position of the president in the Company from April 2001 until June 14, 2002, when he resigned from the Company. CompuSonics Video is currently in the litigation process with ScanLine Technologies, Inc, and Dave Scull.

(c) Identification of Certain Significant Employees.
    -------------------------------------------------
The Company is subject to Section 13(a) of the Securities Exchange Act of 1934 and is therefore not required to identify or disclose information concerning its significant employees.

(d) Family Relationships.
     -------------------
There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

(e) Business Experience.
    -------------------
(e) (1) Background.

Thomas W. Itin was elected a director of the Board  of the Company in April of 2001. Mr. Itin has been a director of Williams Controls, Inc., a publicly held company since its inception in November 1988. He also served as Chairman of the Board and Chief Executive Officer of Williams from March 1989 until January 2001 and also as President and Treasurer from June 1993 until January 2001. He has served as Chairman of the Board, Chief Executive Officer and Chief Operating Officer of LBO Capital Corp. since its inception. Mr. Itin has been Chairman, President and Owner of TWI International, Inc. since he founded the firm in 1967. TWI International acts as a consultant for mergers, acquisitions, financial structuring, new ventures and asset management. .Mr. Itin also has been Owner and Principal Officer of Acrodyne Corporation since 1962. In May 2001, Mr. Itin became a director of Enercorp, Inc., a publicly
held company.   He received a Bachelor of Science degree from Cornell
University and an MBA from New York University. Mr. Itin served on he Cornell University Council and was Chairman of the Technology Transfer Committee during the years 1994-2000.

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

(e) (2) Directorships.
        ----------------
Mr. Itin is a director of Woodward Partners, Inc., Pro Golf International, Inc., Enercorp, Inc., Williams Controls, inc. and Ajay Sports, Inc., the latter three of which are publicly-held companies. Mr. Flynn is Chairman of the Board of Funding Enterprises.

(f) Involvement in Certain Legal Proceedings.
    -----------------------------------------
(f) (1) During the past five years, there have been no filings of petitions under the federal bankruptcy laws or any state insolvency laws, nor has there been appointed by any court a receiver, fiscal agent or similar officer by or against any director or executive officer of the Company or any partnership in which such person was a general partner or any corporation or business association of which he was an executive officer within two years before the time of such a filing, except as stated in Item 10 (e) (1), above.
(f)(2) No director or executive officer of the Company has, during the past five years, been convicted in a criminal proceeding or is the named subject of a pending criminal proceeding.

f)(3) During the past five years, no director or executive officer of the Company has been the subject of any order, judgment or decree not subsequently reversed, suspended or vacated by any court of competent jurisdiction permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities law.

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

f)(6) During the past five years no director or executive officer of the Company was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, which judgment or finding has not been subsequently reversed, suspended or vacated.

f(7) Currently the Registrant is involved in the litigation with ScanLine Technologies, Inc.

ScanLine Technologies, Inc. ("ScanLine") was in disagreement regarding a contract with CPVD, under which Dave Scull, owner of ScanLine and CPVD contracted to buy the Delta assets, owned by ScanLine, on the basis that said assets were worth $1,500,000 - a representation of Dave Scull, who become president of CPVD and owner and president of ScanLine. Stock of CPVD, in value of at least $1,500,000, was promised Scull. In fact, the assets of Delta were
worth less than one-half of said figure.   The CPVD board has been unwilling
and unprepared to transfer to the owner of ScanLine more than what said property was worth - and apparently specially not so much as $750,000 worth of
stock.   Scull has been insistent on stock of the value of $1,500,000.
Litigation was initiated by ScanLine.

The degree of exposure to CPVD is considerable, but the defenses are reported as sound and valid. Presently, a motion is before the Federal Court in Salt Lake City to transfer the case to Detroit. Outcome of the motion is very uncertain.

ITEM 11     EXECUTIVE COMPENSATION
            ----------------------
(a) (1) Cash Compensation.

The following sets forth all remuneration paid in the fiscal year ended July 31, 2002, to all officers of the Company and the total amount of remuneration paid to the officers and directors as a group:

      Number of persons              Capacities in               Cash
      in group (1)                   which served                compensation
      -----------------       ---------------------       -------------------
      All executive officers          Various                     None
       as a group

No officers or directors received remuneration exceeding $100,000 during the fiscal year ended July 31, 2002.

(b) (1) Compensation Pursuant to Plans.

Incentive Stock Option Plan
----------------------------
The Board of Directors of the Company, in October 1985, adopted an Incentive Stock Option Plan (the "Plan") for key employees. Options covering a total of 7,000,000 shares of Common Stock are available for grant under the Plan. The Plan is administered by the Board of Directors, who is responsible for establishing the criteria to be applied in administering the Plan. The Board of Directors is empowered to determine the total number of options to be granted to any one optionee, provided that the maximum fair market value of the stock for which any employee may be granted options during a single calendar year may not exceed $100,000 plus one-half of the excess of $100,000 over the aggregate fair market value of stock for which an employee was granted options in each of the three preceding calendar years. The exercise price of the options cannot be less than the market value of the Common Stock on the date of grant (110% of market value in the case of options to an employee who owns ten percent or more of the Company's voting stock) and no option can have a term in excess of ten years. In the event of certain changes or transactions such as a stock split, stock dividend or merger, the Board of Directors has the discretion to make such adjustments in the number and class of shares covered by an option or the option price as they deem appropriate. Options granted under the Plan are nontransferable during the life of the optionee and terminate within three months upon the cessation of the optionee's employment, unless employment is terminated for cause in which case the option terminates immediately. Only one option has been granted under the plan and it has lapsed.

(b) (2) Pension Table.

The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.

(b) (3) Alternative Pension Plan Disclosure.

The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.

(b) (4) Stock Option and Stock Appreciation Rights Plans.

During the period from August 1, 2001, through July 31, 2002, no stock options were granted.

(c) Other Compensation.
    -------------------
No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to all executive officers as a group during the period from August 1, 2001, through July 31, 2002.

(d) Compensation of Directors.

(d) (1) Standard Arrangements.

The Company reimburses its directors for expenses incurred by them in connection with business performed on the Company's behalf, including expenses incurred in attending meetings. No such reimbursements were made for the period from August 1, 2001 through July 31, 2002. The Company does not pay any director's fees.

(d) (2) Other Arrangements.

There are no other arrangements pursuant to which any director of the Company was compensated during the period from August 1, 2001, through July 31, 2002, for services as a director other than as listed above in (d) (1).

(e) Termination of Employment and Change of Control Arrangement.

The Company received the resignation of Dave Scull on June 17, 2002 from his
positions with the Company as President, CEO, COO and CFO.    Thomas W. Itin
was named to fill those positions until they can be filled by a new person.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------
(a)(b)     Security Ownership of Certain Beneficial Owners and Management.
           ----------------------------------------------------------------
The following table sets forth the number of shares of the Company's common stock, its only class of voting securities, owned by executive officers and directors, individually, and beneficial owners of more than five percent of the Company's Common Stock, and executive officers as a group, as of October 31, 2001.

                                     Number of Shares
                                     and Nature
                                     of Beneficial                  Percent
Name and address                     Ownership (1)                  of Class
--------------------------------     ------------------            ---------
TICO, Inc.                           30,000,000                        18.7%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334

Acrodyne Profit Sharing Trust         9,617,594                         6.0%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334

Thomas W. Itin                       44,652,594  (3)                   27.9%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334

Officer and directors                15,000,000  (4)                    9.4%
as a group (one person)

(1) All shares are beneficially owned of record unless otherwise indicated.
(2) A transfer of 20,000,000 shares from CompuSonics Corporation to Equitex had not been recorded by the Company's stock transfer agent as of November 12, 2002,2002 but has been reflected in the above numbers. The shares have subsequently been transferred from Equitex to other parties.
(3) Mr. Itin has held in his name no shares of the Company. Mr. Itin may have beneficial ownership of the following:

               TICO, Inc.                        30,000,000
               TICO                                  35,000
               SICO                               5,000,000
               Acrodyne Profit Sharing Trust      9,617,594
                                                -----------
                                                 44,652,594

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


(4)   Includes only active management as of October 31, 2002.

(c) Changes in Control.

On August 19, 1993 Equitex transferred all its interest in the Company including stocks, notes and accounts receivable to Thomas W. Itin or his assigns. No other significant changes in ownership have occurred, to the best of the knowledge of the Company, since that time.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------
(a) Transactions with Management and Others.

License Agreement
-----------------
Effective April 30, 2001, the Registrant acquired the assets of the Delta product line of ScanLine Technologies. Those assets are principally the character generator (CG) technology of ScanLine. The Registrant will retain and utilize the ScanLine Technologies and Quanta names.

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

On August 11, 2000, the Company announced in a news release that it had signed a licensing agreement with Interactive Digital Media Corporation (IDMC) for technology related to the Company's patent portfolio. This was CompuSonics Video's first licensing agreement since announcing in April 2000 that it would focus its business activities on the licensing of the patents. IDMC, based in Scottsdale, Arizona, manufactures a product called the PC-DEC? IDM? System 7. The System 7 is an easy-to-use interactive home entertainment and information control center that represents the ultimate in multi-media entertainment and personal computing for the home. The System 7 combines a multimedia computer, internet browser, video phone, virtual VCR, AM/FM tuner, DVD, video gaming device and home security system into one powerful unit. Under the licensing agreement, CompuSonics Video granted a non-exclusive, royalty bearing license for the Company's patented audio and video digital recording and playback system technology to IDMC for the System 7 and other products that IDMC may
produce now and in the future.   The license was structured so as to provide
for an up front payment of $10,000, a note receivable of $90,000, and an ongoing royalty based on the sales of units covered by the license. IDMC has failed to timely payments on its note.

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

From the acquisition of Delta DG product line, ScanLine was to be issued 40 Million shares preferred Class A stock convertible at 2 to 1 (80,000,000) to be exercised sometime in the future. As of today no shares of class A preferred stock were issued to ScanLine, and the Company is holding the stock certificates, that were to be sent to Dave Scull. The Company is pending on the outcome of the litigation. For the conversion of notes and forgiveness of interest, Dearborn Wheels, Inc. and First Equity Corporation were each issued 2,000,000 shares preferred Class B stock convertible at 20 to 1 (80,000,000) shares to be exercised sometime in the future.

Loans
-------
The Company and its subsidiary Tyler-Shaw together, have outstanding notes and accounts payable to an affiliated party totaling $ 165,423 with interest as of July 31, 2000.

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

(d) Transactions with Promoters.
    ---------------------------
This filing is not on a Form S-1 or Form 10 and therefore the Company is not required to report any information concerning transactions with promoters.

                               PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
             FORM 8-K
             ----------------------------------------------------------------
(a) The following documents are filed as a part of this report Form 10-K
(b) immediately following the signature page.

1.   Financial Statements and Supplementary Data.                   Page

      Independent Auditor's Report                                   F-1

      Consolidated Balance Sheets at July 31, 2002 and 2001       F-2-F3

      Consolidated Statements of Operations for the years
      ended July 31, 2002, 2001 and 2000                             F-4

      Consolidated Statements of Changes in Stockholders'
      Deficit for the years ended July 31, 2002, 2001 and 2000       F-5

      Statements of Cash Flows for the years ended
      July 31, 2002, 2001 and 2000                                   F-6

      Notes to Consolidated Financial Statements             F-7 to F-15

      Schedules of Investments at July 31, 2002 and 2001            F-16

2.    Financial statement schedules required to be filed are        F-17
      listed below and may be found at the page indicated.

3.    Exhibits.
      None

(b)  Reports on Form 8-K

     A Form 8-K was filed on January 30, 2002 to announce the extension of Class A and Class B Warrants from January 31, 2002 to February 28, 2002.

     A Form 8-K was filed on February 28, 2002 to announce the extension of Class A and Class B Warrants from February 28, 2002 to April 30, 2002.

     A Form 8-K was filed on April 23, 2002 to announce the extension of Class A and Class B Warrants from April 30, 2002 to June 30, 2002.

     A Form 8-K was filed on June 20, 2002 to announce the extension of Class A and Class B Warrants from June 30, 2002 to August 31, 2002.

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

     Exhibit 16         Letter re: Change in Certifying Accountant.. *

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

                          COMPUSONICS VIDEO CORPORATION
                         ------------------------------
                                   (Company)


                                     By: s/s Thomas W. Itin
                                         ---------------------------
                                            Thomas W. Itin, President


Date:  November 13, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 13th day of November, 2002.

Signature s/s Thomas W. Itin
          ------------------------
              Thomas W. Itin
Title:  Chairman of the Board of Directors
        President, CEO, COO

Signature s/s Robert J. Flynn
          ------------------------
              Robert J. Flynn

Title:  Director

The foregoing constitute all of the Board of Directors.

	INDEPENDENT AUDITOR'S REPORT PRIVATE



Board of Directors
CompuSonics Video Corporation and Subsidiaries


We have audited the accompanying balance sheet of CompuSonics Video Corporation and Subsidiaries as of July 31, 2002 and 2001, and the related statement of operations, changes in stockholders' deficit, and cash flows for the years ended July 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuSonics Video Corporation and Subsidiaries as of July 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended July 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as whole. The schedules on F-17 and F-18 are presented for purposes of complying with the rules of the Securities and Exchange Commission and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as whole.


J L Stephan Co PC

November 1, 2002

                     COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  ASSETS

                                        July 31, 2002      July  31,2001
                                        -------------      ----------------
Current Assets
  Cash                                         $  25                  $  61
    Accounts Receivable - Related Parties
      And reserve for Delta net assets           0                      426
      Interest Receivable                        0                        0
    Inventory and Reserve for Delta
       Net Assets                                0                  436,129
    Marketable Equity Securities Available
      for Sale                                13,953                 28,731
                                           ---------               --------
           Total Current Assets               13,977                618,348


Other Assets
  Investments                                149,432                158,000
  Patents                                    300,000                300,000
  Less Amortization                           (5,000)                (5,000)
  Leasehold Improvements                       1,875                  1,875
  Less Accumulated Depreciation                  (63)                   (63)
  Equipment                                   61,954                 63,462
  Less Accumulated Depreciation               (4,425)                (5,579)
  Good Will                                  153,000                153,000
  Reserve Other Assets for Delta
     Net Assets                             (507,351)                     0
          Total Other Assets                 149,432                512,696
                                           ---------             ----------
          Total Assets                      $163,409             $1,132,044
                                           =========             ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes Payable to Related Entities         $184,041             $  181,241
  Reserve Note Payable for Delta
      Net Assets                             (18,618)                     0
  Notes Payable - Other                        6,300                  1,300
  Accounts Payable and accrued Liabilities    48,047                 19,016
  Accounts Payable - Related Entities         25,710                  2,384
  Reserve for Accounts Payable -Related
       for Delta Net Assets                   (  607)                     0
                                           ----------             ----------
           Total Liabilities                 244,872                203,940

Stockholders' Deficit
   Preferred Stock - Series A. Convertible
      Stock 20,000,000 Shares
      Authorized, 4,000,000 Shares
      Issued and Outstanding                 400,000                400,000
   Preferred Stock - Series B Convertible
      Stock 550,000,000 Shares
      Authorized, 40,000,000 Shares
      Issued  and Outstanding                400,000                400,000
   Common Stock $.001 Par Value, 300,000,000
      Shares Authorized 160,006,250 Shares
      Issued and Outstanding in 2001
      and 2000                               160,006                160,006
Additional Paid-in Capital                 1,247,981              1,247,981
Reserve Equity for Delta Net
    Assets                                  (924,671)                     0

               COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                             ASSETS(continued)

                                         July 31, 2002       July  31,2001
                                        ---------------     ---------------
Retained Earnings
  Other Comprehensive Income                 (13,604)                 1,175
    Accumulated Deficit                   (1,351,176)            (1,282,059)
                                           ----------           ------------
           Total Stockholders' Deficit       (81,463)               927,104
                                          ----------            -----------
          Total Liabilities and Stockholders'
              Deficit                       $163,409             $1,131,044
                                          ==========             ==========

   The accompanying notes are an integral part of this financial statement

             COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Years Ended July 31, 2002, 2001 and 2000

                                              2002           2001       2000
                                           -------       --------      ------
Commission Income                             $-0-           $-0-    $147,332
Gain (Loss) on Fixed Assets                    -0-            -0-        (754)
Consulting Income                              -0-         5,150          -0-
Licensing Income                               -0-        10,000          -0-
Sales of Delta                                 -0-        14,241          -0-
Miscellaneous Income                           -0-            0-        2,521
                                           -------      --------     --------
         Total Revenues                        -0-        29,391      149,099

Cost of Goods Sold                             -0-         4,427          -0-
                                          --------     ---------     --------
Gross Profit                                   -0-        24,964      149,099
                                          --------     ---------      -------
General and Administrative Expense
  Staff Salaries                               -0-         9,587      108,425
  Professional fees                         35,891         4,122       14,864
  Management Fees - Related Party              950        (1,100)       5,740
  Patent Fees                                 799          4,776       10,349
  Travel and Entertainment                    -0-          3,258          586
  Bad Debts Expense                           -0-            -0-       50,566
All Other General and Administrative
    Expenses                                  553         24,448       20,915
                                         --------       --------      -------
    Total General and Administrative
     Expenses                              38,194         45,091      211,444

Gain (Loss) From Operations               (38,194)       (20,127)     (62,346)
Forgiveness of Debts                          -0-        425,394          -0-
Interest income                               -0-           (951)       7,397
Interest Expense                           22,355        (46,331)     (59,576)
Loss from Investments                       8,569           (999)         -0-
                                        ---------      ---------    ---------
     Total Other Income (Expense)         (30,925)       378,113      (52,178)

Net Income Before Income Taxes            (69,118)       357,987     (114,524)
Income Tax Benefit                            -0-            -0-          -0-
                                         --------      ---------   ----------
Net Income (Loss)                        $(69,118)      $357,987    $(114,524)
                                         =========     =========    =========
Weighted Average Number of Common
      Shares                          160,006,250    160,006,250  160,006,250

Net Income Per Common Share                $(0.00)         $0.00      $ (0.00)
                                         ========        =======     ========
   The accompanying notes are an integral part of this financial statement

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLER'S DEFICIT
                       For the Years Ended July 31, 2002 ,  2001, 2000

Convertible
Preferred                                     Common        Addit'l
Other Compre                                  Total
Stock                                         Stock         Paid In
hensive         Accum'        Reserve         Stockhdrs
Shares           Amount        Shares         Amount        Capital
Income          Deficit       Equity          Deficit
-----------------------------------------------------------------------------
-----------------------------------------------------------
Balance at July 31, 1999
       0      $    0          160,006,250  160,006          $680,880
  63,949      $(1,525,520)        0          $(620,685)
Net Loss for the Year


                (114,524)                     (114,524)

Unrealized Gain (Loss  on Investments)
       0                0          0                  0
(47,904)               0          0             (7,904)

Balance at July 31, 2000
       0           0          160,006,250      $160,006     $680,880
 $16,045      $(1,640,044)                    $(783,113)
-----------------------------------------------------------------------------
----------------------------------------------------------

Issuance of Preferred Stock
44,000,000
Net Income for the Year
44,000,000       $800,000                                    567,101
                  357,986         0          1,725,087
Unrealized Gain (Loss) on investments
44,000,000              0         0                 0              0
   (14,870)            0         0             (14,870)

Balance at July 31, 2001
44,000,000         $8,000     160,006,250      $160,006     $1,247,981
    $1,175    $(1,282,059)          0         $927,103
-----------------------------------------------------------------------------
---------------------------------------------------------

Additional Paid in Capital
                                                              792,000
Net Income for  the  Year

                  (69,118)           0         (69,118)
   Reserve Equity for Delta Net Assets

                              (924,617)       (924,617)
Unrealized Gain (Loss) on Investments

   (14,779)                         0          (14,779)

Balance at July 31, 2002
44,000,000     $8,000,000    160,006,250    $160,006          $1,247,981
  $(13,604)   $(1,351,176)   (924,671)         (81,463)
-----------------------------------------------------------------------------
---------------------------------------------------------

    The accompanying notes are an integral part of this financial statement

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended July 31, 2002, 2001 and 2000
                                              2002          2001          2000
                                          --------      --------       -------
Cash Flows from Operating Activities
  Net Loss                                $(69,118)      $355,916   $ (114,524)
  Adjustments to Reconcile Net Loss to
    Net Cash Used by Operating
    Activities Depreciation                    355          9,991        2,374
    Loss from Investments     	         8,569
    Loss on Disposal of Assets                   0              0          754
    Accrued Interest Income                      0              0       (9,000)
    (Increase) Decrease In Inventory             0       (589,129)           0
    (Increase) Decrease In:
    Accrued other expenses
     Accounts Receivable and Accrued Assets    426         (1,460)      32,026
     Increase (Decrease) in Accounts
       Payable and Accrued Liabilities      29,031        (29,770)     (18,021)
     Accounts Payable Related Entities      22,900       (362,458)      59,522
                                          --------       ---------     -------
             Total Adjustments              61,282       (972,826)      67,655
                                          --------       ---------     -------
Net Cash (Used For) Operations              (7,836)      (616,910)     (46,869)
                                          --------       --------      -------
Cash Provided by Investing Activities
   Purchase of Equipment                         0        (63,829)           0
   Purchase of Patents                           0       (300,000)           0
   Proceeds from Sale of Equipment               0              0        2,400
   Investments                                   0              0       (2,521)
                                         ---------       --------      -------
Net Cash (Used for) Investing Activities         0       (363,829)        (121)
                                         ---------       --------     --------
Cash Provided by Financing Activities
   Proceeds from Stock Sold                      0      1,367,102            0
   Proceeds From Notes Payable               5,000        (22,700)       3,900
   Proceeds From Notes Payable-Related       2,800       (363,875)      (5,200)
                                          --------      ---------     --------
Net Cash Provided by Financing
     Activities                              7,800        980,527        1,300
                                         ---------      ---------     --------
Increase (Decrease) in Cash                    (36)          (212)     (48,290)
Balance at Beginning of year                    61            273       48,563
                                          --------      ---------     --------
Balance at End of Year                        $ 25       $     61    $     273
                                          ========      =========    =========
Supplemental Disclosure of Non-Cash
      Investing and Financing Activities:
        Note Receivable and Accrued
        Interest Converted to Stock         $    0        $     0     $159,000

   The accompanying notes are an integral party of this financial statement

            COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002

Note 1. Significant Accounting Policies

A.     Business History
       ------------------
CompuSonics Video Corporation (the "Company") was incorporated under the laws of the State of Colorado on August 14, 1985, for the purpose of developing, manufacturing and marketing a digital video recording and playback system. On December 13, 1985, the Company concluded a public offering of 30,000,000 Units, each Unit consisting of one share of its common stock and one Class A Warrant,
and received net proceeds of $727,971.   On November 16, 1987, the Company
acquired The Tyler-Shaw Corporation, a New York corporation ("Tyler-Shaw"), which was engaged in the business of direct mail marketing. Effective July 31, 1992, Tyler-Shaw was considered inactive. Tyler-Shaw has no operations, research and development, earnings, cash flows, product development or sources of financing. On January 20, 1988, the Company acquired all the outstanding stock of TS Industries, Inc. ("TSI") in a transaction accounted for as a pooling of interests. (See Note 2). TSI was incorporated in the State of Colorado on July 28, 1987, but did not commence operations until the acquisition of The Tyler-Shaw Corporation, a New York Corporation ("TSC"). TSI acquired TSC from Edward B. Rubin, its sole shareholder, under an agreement dated July 23, 1987 (the "Agreement") between Mr. Rubin, Equitex, Inc. ("Equitex") and TICO, Inc. ("TICO"). On November 1, 1987, Equitex and TICO assigned all their rights under the Agreement to TSI. Equitex and TICO each owned 50% of the issued and outstanding capital stock of TSI, prior to the exchange of TSI stock for the Company's stock. This acquisition was accounted for under the purchase method of accounting (See Note 2). TSC acted as a syndicator of consumer products through direct mail marketing programs. As of July 31, 1992, TSC was considered inactive and all relating assets were written off along with the reversal of its prior accruals. CompuSonics Video Corporation has no proven products or operations in the digital equipment area. At this time, Tyler Shawis without any operations.

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

Delta CG systems are capable of both analog and Digital input/output support. As market trends dictate, many of these Delta CG systems must be upgraded
or exchanged for newer systems that support HDTV resolutions and formats.   The
company is positioning itself to take advantage of very powerful technology and
market trends by developing the next generation of HDTV-ready systems.   These
will be backward compatible with older Delta CG systems and file formats. For these and other reasons, current customers have a strong interest in the next generation of Delta CG. Total open quotations for Delta CG systems upgrades and new equipment exceed $10 Million. The company is currently in litigation with ScanLine Technologies, Inc.

B.     Consolidation
       ----------------
The consolidated financial statements include the consolidated financial information of TSI since that entity's inception. This consolidated financial information of TSI includes the operations of its wholly owned subsidiary, TSC, since its acquisition on November 16, 1987. All significant inter company balances and transactions have been eliminated in consolidation.

C.     Patents
       -----------
Patent costs for the years ended July 31, 1991 and prior were amortized on the straight-line method over the estimated useful life of the patents of 17 years. Due to the lack of a marketable product, research and marketing development, and the lack of adequate capital to protect and take advantage of these patents, effective with the year ended July 31, 1992, all unamortized patent costs were fully amortized. All patent maintenance costs are expensed when incurred. Patents were issued on July 21, 1987 and July 5, 1988. During the year ended July 31, 2002 and 2001 the cost to maintain these patents and record them in foreign countries was $799 and $4,776 respectfully, which were recorded as patent fees expense.

D.     Income Taxes
      --------------
The Company and it's wholly owned subsidiaries file a consolidated federal income tax return. Due to the Company's net operating losses there is no provision for federal income taxes in these financial statements.

Tax credits will be reflected in the income statement under the flow-through method as a deduction of income taxes in the year in which they are used. At July 31, 2002, the Company's carryforwards are as follows:

                                                   Net         General
Year of         Net Operating          Loss        Capital     Business
Expiration          Book               Tax         Loss        Credits
------------------------------------------------------------------------
2002              302,543          140,148            -0-      18,390
2003              329,338          326,211            -0-         -0-
2004               66,722          110,507            -0-         -0-
2005               55,215          137,222            -0-         -0-
2006               80,080           60,911            730         -0-
2007              236,002           99,856            -0-         -0-
2008               84,714           99,898         22,500         -0-
2009               55,673           55,664            -0-         -0-
2010               57,605           57,495            -0-         -0-
2011               63,576           63,577            -0-         -0-
2012               48,566           48,566            -0-         -0-
2013               59,261           59,261            -0-         -0-
2019              114,524          114,360            -0-         -0-
2020               69,118           69,118

The primary difference between the book and tax net operating loss carryforwards result from differences in depreciation and amortization methods and the treatment of unrealized loss of market value of certain investments.

E.     Net Loss (Gain) Per Common Share
       ---------------------------------
The net loss (gain) per common share is computed by dividing the net loss
(gain) for the period by the weighted average number of shares outstanding. All "cheap stock" issued prior to the public offering is included in the computation as if it were outstanding from inception.

F.     Cash Equivalents
       -----------------
The Company considers all highly liquid investments with a maturity of three months or less cash equivalents.

G.     Equipment and Depreciation
       -----------------------------
Equipment was stated at cost. Depreciation was computed for financial reporting purposes on a straight-line basis over an estimated life. Depreciation expense for the years ended July 31, 2002, 2001 was $ 0 and $4,991 respectively. The Registrant wrote off the depreciation expense for the current year because of the Reserve for Net Assets Delta account recorded for each of Delta Assets.

H.     Inventory
       ------------
During 2001 inventory was stated at cost, using the first-in, first-out method of inventory valuation. Inventory consisted primarily of the following:

                                        2001
                                     --------
     Raw Materials                  $352,117
     Parts                            14,012
     Work-in-Process                  12,000
     Finished Goods                   58,000
                                    ---------
        Total Inventory             $436,129

The value of the inventory was decreased in 2002 by $ 153,000 to bring it to the real fair value.

The Registrant recorded a "Reserve Inventory for Delta Net Asset" account in 2002 for $436,129.

There is no sale or purchase of the inventory by ScanLine Technologies, Inc. during year ending July 31, 2002.

I.     Intangible Assets and Amortization
       -----------------------------------
Intangible assets includes fonts and intellectual property obtained from ScanLine in April 2001. Being amortized over an estimated useful life at 15 years.

The Registrant recorded the "Reserve Patents for Delta Net Assets" account in 2002, in the amount of $ 395,000.

Note 2.     Marketable Securities
           ------------------------
During the years ended July 31, 2002 and 2001 the Company held common stock in

Williams Controls, Inc. (Nasdaq: WMCO) in which a major shareholder and former officer/director of the Company is an officer. The stock had a cost of $27,558 and a fair market value at July 31, 2002 and 2001 of $13,953 and $28,731 respectively.

In accordance with SFAS 115, the Company has classified the WMCO stock as an available-for-sale security and has reported it at its fair market value effective July 31, 2002.

These securities are collateral for loans from a related party.

Note 3.     Notes Payable and Notes Receivable
            ----------------------------------
A.     Related Entity Notes Payable
       ----------------------------
Since the inception of the Company to October 2002, related companies have provided loans to meet the operating cash flow need. These notes are rewritten as the loan amount increases. Notes payable to related entities bear interest at 10 to 12 percent per annum, and are due and payable within 180 days or on demand and are dated as follows:

                                       July 31,              July 31,
                                         2002                  2001
                                      ----------            -----------
May 15, 2001       (1)   10.75%          6,300                  3,500
March 5, 2001      (2)   10.75%        159,123                159,123
February 9, 2001   (3)   10.5%           6,300
                                       --------            ------------
 Total                                 171,723                162, 623

      (1) Owed to Acrodyne Corporation ("Acrodyne"). Collateralized by all assets of CompuSonics Video Corporation.
      (2)   Owed to Acrodyne.  Collateralized by all of the assets of Tyler-
            Shaw.
      (3)   Owed to First Equity Corporation.   Collateralized by all
            assets of CompuSonics Video Corporation

Note 4.  Stockholders' Equity
         -------------------
A.     Preferred Stock
       ------------------
Under the Company's Certificate of Incorporation, up to 75,000,000 shares of preferred stock, with classes and terms as designated by the Company, may be issued and outstanding at any point in time. The Company had 300,000 authorized shares of Series A Convertible Preferred Stock ($.001 par value) outstanding at July 31, 1988. In September 1988, all the outstanding shares were converted at $.001 per share, at the holder's option, into 30,000,000 shares of common stock.

Class A preferred stock. The Registrant was to issue 40,000,000 shares Class A preferred convertible stock convertible at 2 to 1 into 80,000,000 shares common to ScanLine Technologies, Inc. in exchange for assets purchased from ScanLine's Delta Division valued at $954,985. Stock certificates are not signed by the Registrant and they were not delivered to ScanLine.

The Registrant is recording "Reserve Equity for Delta Net Assets" which includes the value of Class A preferred convertible stock. (See Note 5)

Class B preferred stock. Issued 4,000,000 shares Class B preferred convertible stock issued to Dearborn Wheels, Inc. and First Equity Corporation, convertible at 20 to 1 into 80,000,000 shares common in exchange for notes held by these companies totaling $412,117.

B.     Public Offering of Common Stock
       ---------------------------------
In December 1985 the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to December 31, 2000. The Company may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

One Class B warrant entitles the holder to purchase one share of the Company's common stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to April 30, 2002. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a non-accountable expense allowance of $27,000.

The public offering was successfully completed on December 13, 1985 and the Company received $727,971 as the net offering proceeds for the 30,000,000 units sold. As of July 31, 1999, 6,250 Class A warrants have been exercised for total proceeds of $313.

C.     Incentive Stock Option Plan
       ----------------------------
On October 4, 1985, the Company's board of directors authorized an Incentive Stock Option Plan covering up to 7,000,000 shares of the Company's common stock for key employees. The board of directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options.

Note 5.    "Reserve Equity for Delta Net Assets".
           -------------------------------------
The Registrant is recording a Reserve account in the amount of $924,671 against all of ScanLine's net assets previously acquired. The " Reserve Equity for Delta Net Assets" includes $400,000 of reserve against the Class A Preferred Stock that was to be issued to ScanLine Technologies, Inc, and $ 524,671 of reserve against Paid in Capital account that was previously increased for the net value of Delta assets acquired.

The Company is currently in litigation with ScanLine Technologies, Inc.

Note 6.      Related Party Transactions
             ---------------------------
In August 1990 the Company entered into a management fee agreement with Acrodyne Corporation, a related entity, at the time, whereby the Company will pay direct labor cost plus overhead for management services rendered. Management fees expense totaled $ 950, $(1,100) and $5,740 for the years ended July 31, 2002, 2001, and 2000.

The Company currently occupies office space, at no charge, in the office of Acrodyne, a related entity. TSC also utilizes space in a related entity at no charge for the purposes of accounting and administration. The Company believes its current facilities are sufficient for its presently intended business activity. The accounts payable, as of July 31, 2002 and 2001 include management fees owed to Acrodyne of $2,600 and $1,100 respectively.

During the years ended July 31, 2002 and 2001 the Registrant held common stock in a company in which the Company's major shareholder and former officer/director is an officer and director of the Registrant (see Note 2).

                                   F-13
<PAGEA.
Note 7.      Cash Flows Disclosure
             ----------------------
Interest and income taxes paid for the years ended July 31, 2002, 2001 and 2000 were as follows:

                                  2002          2001         2000
                                ---------      -------      -------
Income Taxes                      $-0-      $    -0-      $     -0-
Interest                          $-0-      $    -0-      $     -0-


Note 8.      Change in Control
             -----------------
Effective April 30, 2001, the President and Chairman of the Board of Directors of the Company resigned due other commitments. Thomas W. Itin was elected to fill the positions vacated by Mr. Hebard.

Effective June 14, 2002, the President, CEO, COO and CFO, Dave Scull resigned
from his positions as officer and  director.   Thomas W. Itin was elected to
fill the positions vacated by Mr. Scull.


Note 9.     Use of Estimates
            -----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 10.     Investments
             ------------
On June 22, 1999, the Registrant had loaned $150,000 to Pro Golf International, Inc., a subsidiary of Ajay Sports, Inc., partly in the belief that it would have the opportunity to provide significant e-commerce development services to PGI and another Ajay subsidiary, ProGolf.com, in the future, for which it would be paid development fees. The proceeds for making the loan were provided by a related party. At the time, the Registrant received a promissory note that was subordinated to PGI's primary lender. On February 29, 2000, the Registrant converted its note receivable from PGI, and the interest accrued but unpaid on such note receivable, into common stock of PGI. The conversion was made at the rate of $60 per common share, the price at which PGI was raising equity capital at the time under a Confidential Private Placement Memorandum dated February 4, 2000. The Registrant had held the note from PGI from that June 22, 1999 until the time of this conversion of the note into PGI common stock. In exchange for converting the $150,000 note, and $9,000 of interest accrued on the note, the Registrant received 2,650 shares of PGI's common stock (split 10-1 in 2000) and 107,143 shares of ProGolf.com, Inc.'s common stock.

Note 11.     Contingencies
             ---------------
The Company's stock transfer agent shows that the amount owed to them is approximately $1,969.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a net loss from operations of $(38,194) for the year ended July 31, 2002, but as of July 31, 2002 had a net working capital of $(59,173) and net stockholders' equity of $(81,463).

The Company had total earned income of $(69,118), 357,987 and $(114,524) during the years ended July 31, 2002, 2001 and 2000 and was mainly dependent upon a related party to fund its working capital for the current year.

In addition, the Company anticipates additional capital from new investors in 2002/2003. The Company's ability to continue as a going concern is partially dependent on the success, management of implementing these plans.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 12.     Write Off of Bad Debts
             -----------------------
As part of its website development and maintenance consulting work, the Company had provided its services to two related parties. The Company was paid on a monthly retainer basis to do this work. In the final few months that the Company provided its services to these consulting clients, disputes arose between these clients and the Company such that work was performed was not acceptable to the clients or the clients were unable to pay for such services. Despite efforts to collect these outstanding billings, as of May 5, 2000, management of the Company determined that the outstanding billings for these disputed services were unlikely to be collected, especially due to the Company's decision to discontinue its website development and maintenance business, and made the decision to write them off at that time.

                      COMPUSONICS VIDEO CORPORATION AND SUBSIDIARIES
                             Schedules of Investments
                             At July 31, 2002 and 2001

                                                       Amount at Which
                                                       Each Portfolio of
                                      Market Value of  Equity Security Issues
Name of Issuer   Number of  Cost of   Each Issue at    And Each Other
Title of Each    Shares or  Each      Balance Sheet    Security Issue Carried
Issue            Units      Issue     Date             In the Balance Sheet
-------------------------------------------------------------------------------
July 31, 2002

Common Stocks
---------------
Williams Controls,
   Inc.*         27,558     $25,035  $13,953                 $13,953

July 31, 2001

Common Stocks
--------------
Williams Controls,
    Inc. *       27,558     $25,035  $28,731                 $28,731

          *See Note 2

  The accompanying notes are an integral part of this financial statement

                         CompuSonics Video Corporation
                Valuation and Qualifying accounts and Reserves


                               Balance at the                 Balance at the
                               Beginning of Year  Changes     End of Year
                               -----------------  --------    ---------------
For the year ending July 31, 2002
---------------------------------
Reserve A/R for Delta Net Assets        $-0-       $426                $426

Reserve Inventory for Delta net Assets   -0-    436,129             436,129

Reserve Net Patents for Delta Net Assets -0-    295,000             295,000

Reserve Net Leasehold Improvements
for Delta Net Assets                     -0-      1,813               1,813

Reserve Net Equipment for Delta Net
      Assets                             -0-     57,528              57,528

Reserve Good Will for Delta Net Assets   -0-    153,000             153,000

Reserve N/P Delta for Delta Net Assets   -0-    (18,618)            18,618

Reserve A/P Delta for Delta Net Assets   -0-       (607)               607

Reserve Equity for Delta Net Assets      -0-   (924,671)           924,671