Form 10-K/A
period 2002-07-31
COMPUSONICS VIDEO CORP
filed 2002-12-13
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM  10-KA

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:                            Commission file number:
July 31, 2002                                                          0-14200

                        COMPUSONICS VIDEO CORPORATION
             (Exact name of Company as specified in its charter)

Colorado                                                            84-1001336
---------------------------------                -----------------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                           Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                                    48334
---------------------------------                ----------------------------
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
                             (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing
requirements for the past 90 days:   Yes   X        No
                                    ------------   ------------

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

Subsequent to the fiscal year ended July 31,2001, the Company signed its first Licensing agreement related to this business activity. The Company had no revenues from any of its businesses during fiscal year 2002.

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

Delta CG Product(s)
-------------------
The Delta CG product line assets represent a business line with over 600 established customers within the TV broadcast and video production industry. Customers include major TV network broadcasters, cable operators, local and regional TV stations, corporations, universities, post production studios, government departments, and so on. Delta CG products are based upon proprietary hardware and software supporting both the Analog and Digital operating environments and input / output specifications. Approximately 1700 Delta CG systems are in use today worldwide. The estimated installed base value of these Delta CG systems is over $43 Million.

As market trends dictate, many of these Delta CG systems must be upgraded or exchanged for newer systems that support HDTV resolutions and formats. The company was to position itself to take advantage of very powerful technology and market trends by developing the next generation of HDTV-ready systems. These would have been backward compatible with older Delta CG systems and file formats. Total open quotations for Delta CG systems upgrades and new equipment exceeded $10 Million in 2001.

The Company did not have any success with Delta CG Products during 2002 because the Company is in the litigation process with ScanLine Technologies Inc.

Proposed Products
------------------
The Company attempted to actively manufactures, markets and sells several models of its Delta CG product line. These products included primarily the Delta Classic, Concorde, and Traveler models. The Delta CG models are capable of supporting both Analog and Digital operation environments. The Company is involved in he development of its next generation HDTV ready Character
Generator system.   The Company will also continue to attempt to sublicense
manufacturing rights to its audio, data, and video compression technology and patents.

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

Marketing
-----------
The Company actively marketed its Delta CG products in a variety of ways including direct mail, internet advertising, and planned trade show attendance The Company will continue to seek ways in which its patented technology can be licensed to third parties.

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

(c) (1) (vi) The Company has a marketable product in the Delta CG product line and as such carries significant amounts of inventory. The Company is not representing inventory in the financial statement of net assets because of the reserve taken against it. The Company was not given sufficient information from ScanLine Technologies Inc. represented by Mr. Dave Scull, with respect to inventory held by ScanLine Technologies, Inc.

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

(c)(l) (xiii) As of July 31, 2002, the Company had no employees.

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

ITEM 3.     LEGAL PROCEEDINGS

The Company is currently in litigation with ScanLine Technologies, Inc./Dave Scull.

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
                                   HIGH BID           LOW BID

                                  ----------        ----------
Fiscal 2001 - Quarters Ended:
     October 31, 2000                $0.025            $0.025
     January 31, 2001                $0.03             $0.025
     April 30, 2001                  $0.031            $0.03
     July 31, 2001                   $0.029            $0.029

Fiscal 2002 - Quarters Ended:
     October 31, 2001                $0.028            $0.017
     January 31, 2002                $0.05             $0.017
     April 30, 2002                  $0.037            $0.016
     July 31, 2002                   $0.059            $0.025

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

ITEM 6.     SELECTED FINANCIAL DATA
                                                July 31,

                                 2002       2001      2000      1999      1998
                                  -------------------------------------------

Working Capital                 (230,895)  261,407  (942,970) (627,070)(651,204)
Cash                                  25        61       274    48,563       77
Total Assets                     163,409 1,131,044   204,176   326,404   80,163
Total Liabilities                244,872   203,940   987,288   947,088  731,368
Shareholders' Equity             (81,463)  927,104  (783,112) (620,684)(651,204)
Operating Revenue                      0    29,391   149,099   212,210        0
Gross Profit                           0    24,964   149,099   212,210        0
Total Gen'l & Admin Expenses      38,914    45,091   211,444   147,058   16,334
Research & Development                 0       360         0         0        0
Total other income/ (expense)    (30,925)  378,113   (52,178)  (43,532) (42,927)
Net Income/ (Loss)               (69,118)  357,987  (114,524)   21,621  (59,261)
Net loss per common share            ***       ***       ***       ***      ***

     ***  -- less than $.01 per share.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
---------------------------------
Working capital decreased by $492,302 from reversing net delta assets due to pending litigation with ScanLine Technologies Inc.

Net loss from operations was $(36,194) which consisted mostly of professional fees. Patent Delta sale fees were $799 and other general expense of $1,503.

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

Results of Operations
---------------------
Year ended July 31, 2002
Compared to July 31, 2001

Operating revenue for the years ended July 31, 2002 and 2001 were $0 and $29,391 respectively. The Company has discontinued its consulting agreements with two affiliated companies to do website development and maintenance programming work. They are Williams Controls, Inc. ("Williams") and Ajay Sports, Inc. ("Ajay"). The work product had included redesigns of the companies' websites, the development of intranet products, and ongoing maintenance of the sites as new features are added.

The subsidiary that had provided revenues, in the years prior to 1992, has been inactive during the last nine years and the Company does not expect income from this operation in future years.

General and administrative expenses were $38,194 for the year ended July 31, 2002 compared to $45,091 for the year ended July 31, 2001. As discussed above, the expenses incurred for 2002 were $0 for staff salaries, patent fees of $799; management fees of $950 to a related company; professional fees of $35,891 for auditing services, stock transfer fees and other professional fees; other general and administrative expenses of $553. During the year ended July 1, 2002, other income and expense consisted of interest expense of $22,355 on notes payable and loss from investment in Williams stock of $8,569.


Year ended July 31, 2001
Compared to July 31, 2000

Operating revenue for the years ended July 31, 2001 and 2000 were $29,391 and $149,099, respectively. The subsidiary that had provided revenues, in the years prior to 1992, has been inactive during the eight years and the Company does not expect income from this operation in future years.

General and administrative expenses were $45,091 for the year ended July 31, 2001 compared to $211,444 for the year ended July 31, 2000. The expenses incurred for 2001 were for staff salaries $9,587, the extension of currently held patents $4,776; professional fees of $4,122; management fees of $(1,100) to a related party for services including accounting and SEC report preparation; travel and entertainment of $3,258; and other general and administrative expenses of $24,448. During the year ended July 31, 2001, other income and expense consisted of interest expense of $46,331 on notes payable.

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

            None.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) and (b) Identification of Directors and Executive Officers.


Name                          Age                Position
-----------------------------------------------------------------------------
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

ScanLine Technologies, Inc. ("ScanLine") was in disagreement regarding a contract with CPVD, under which Dave Scull, owner of ScanLine and CPVD contracted to buy the Delta assets, owned by ScanLine, on the basis that said assets were worth $1,500,000 - a representation of Dave Scull, who became president of CPVD and owner and president of ScanLine. Stock of CPVD, in value of at least $1,500,000, was promised Scull.  In fact, the assets of
Delta were worth less than one-half of said figure. The CPVD board has been unwilling and unprepared to transfer to the owner of ScanLine more than what said property was worth - and apparently specially not so much as $750,000
worth of stock.   Scull has been insistent on stock of the value of $1,500,000.
Litigation was initiated by ScanLine.

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

        Number of persons      Capacities in          Cash
           in group (1)         which served          compensation
       -------------------------------------------------------------
      All executive officers     Various               None
      as a group

No officers or directors received remuneration exceeding $100,000 during the fiscal year ended July 31, 2002.

(b) (1) Compensation Pursuant to Plans.

Incentive Stock Option Plan
-----------------------------
The Board of Directors of the Company, in October 1985, adopted an Incentive Stock Option Plan (the "Plan") for key employees. Options covering a total of 7,000,000 shares of Common Stock are available for grant under the Plan.
The Plan is administered by the Board of Directors, who is responsible for establishing the criteria to be applied in administering the Plan. The Board of Directors is empowered to determine the total number of options to be granted to any one optionee, provided that the maximum fair market value of the stock for which any employee may be granted options during a single calendar year may not exceed $100,000 plus one-half of the excess of $100,000 over the aggregate fair market value of stock for which an employee was granted options in each of the three preceding calendar years. The exercise price of the options cannot be less than the market value of the Common Stock on the date of grant (110% of market value in the case of options to an employee who owns ten percent or more of the Company's voting stock) and no option can have a term in excess of ten years. In the event of certain changes or transactions such as a stock split, stock dividend or merger, the Board of Directors has the discretion to make such adjustments in the number and class of shares covered by an option or the option price as they deem appropriate. Options granted under the Plan are nontransferable during the life of the optionee and terminate within three months upon the cessation of the optionee's employment, unless employment is terminated for cause in which case the option terminates immediately. Only one option has been granted under the plan and it has lapsed.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)(b)     Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the number of shares of the Company's common stock, its only class of voting securities, owned by executive officers and directors, individually, and beneficial owners of more than five percent of the Company's Common Stock, and executive officers as a group, as of November 13, 2002.

                                      Number of Shares
                                      and Nature
                                      of Beneficial                 Percent
Name and address                      Ownership (1)                of Class
----------------------------------------------------------------------------
TICO, Inc.                            30,000,000                     18.7%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334

Acrodyne Profit Sharing Trust          9,617,594                      6.0%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334

Thomas W. Itin                        44,652,594  (2)                27.9%
32751 Middlebelt Road
Suite B
Farmington Hills, Michigan 48334

Officer and directors                 15,000,000  (3)                 9.4%
as a group (one person)

(1) All shares are beneficially owned of record unless otherwise indicated.

(2) Mr. Itin has held in his name no shares of the Company. Mr. Itin may have beneficial ownership of the following:

                       TICO, Inc.                      30,000,000
                       TICO                                35,000
                       SICO                             5,000,000
                       Acrodyne Profit Sharing Trust    9,617,594
                                                      -----------
                                                       44,652,594
                                                       ==========

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

(3) Includes only active management as of October 31, 2002.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others.

License Agreement
-------------------
Effective April 30, 2001, the Registrant acquired the assets of the Delta Product line of ScanLine Technologies. Those assets are principally the character generator (CG) technology of ScanLine. The Registrant will retain and utilize the ScanLine Technologies and Quanta names.

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

On August 11, 2000, the Company announced in a news release that it had signed a licensing agreement with Interactive Digital Media Corporation (IDMC) for technology related to the Company's patent portfolio. This was CompuSonics Video's first licensing agreement since announcing in April 2000 that it would focus its business activities on the licensing of the patents. IDMC, based in Scottsdale, Arizona, manufactures a product called the System 7. The System 7 is an easy-to-use interactive home entertainment and information control center that represents the ultimate in multi-media entertainment and personal computing for the home. The System 7 combines a multimedia computer, internet browser, video phone, virtual VCR, AM/FM tuner, DVD, video gaming device and home security system into one powerful unit. Under the licensing agreement, CompuSonics Video granted a non-exclusive, royalty bearing license for the Company's patented audio and video digital recording and playback system technology to IDMC for the System 7 and other products that IDMC may produce
now and in the future.   The license was structured so as to provide for an up
front payment of $10,000, a note receivable of $90,000, and an ongoing royalty based on the sales of units covered by the license. IDMC has failed to make timely payments on its note.

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

Loans

The Company and its subsidiary Tyler-Shaw together, have outstanding notes and accounts payable to an affiliated party totaling $ 165,423 with interest as of July 31, 2002.

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

       Notes to Consolidated Financial Statements               F-7 to F-14


2. Financial statement schedules required to be filed are listed below and may be found at the page indicated.


       Schedules of Investments at July 31, 2002 and 2001             F-15
       Schedule of valuation and reserve accounts.                    F-16


3     Exhibits.
      None

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

        Exhibit 11         Statement of Computation of Per Share
        Earnings (Loss)                              (Loss)

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

                           COMPUSONICS VIDEO CORPORATION
                          --------------------------------
                                   (Company)


                                          By: s/s Thomas W. Itin
                                              -------------------------------
                                                  Thomas W. Itin, President


Date:     December 10, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 13th day of November, 2002.

Signature s/s Thomas W. Itin
          -----------------------
               Thomas W. Itin
Title:  Chairman of the Board of Directors
        President, CEO, COO

Signature s/s Robert J. Flynn
           ---------------------
               Robert J. Flynn
Title:  Director



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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in he financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuSonics Video Corporation and Subsidiaries as of July 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended July 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as whole. The schedules on F-15 and F-16 are presented for purposes of complying with the rules of the Securities and Exchange Commission and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as whole.


J L Stephan Co PC

November 1, 2002
(Except for Statements of Cash Flows and note 10 which are dated December 2,
2002)

                    COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                     July 31, 2002      July  31,2001
                                          ----------------------------------
Current Assets
   Cash                                            $24               $61
   Accounts Receivable- Related Parties net of
   reserve for Delta net assets                      0               426
   Interest Receivable                               0                 0
   Inventory net of reserve for Delta Net Assets     0           436,129
   Marketable Equity Securities Available
      for Sale                                  13,953            28,731
                                            ----------       -----------
Total Current Assets                            13,977           465,347

Other Assets
   Investments                                 149,432           158,000
   Patents                                     300,000           300,000
   Less Amortization                            (5,000)           (5,000)
   Leasehold Improvements                        1,875             1,875
   Less Accumulated Depreciation                   (63)              (63)
   Equipment                                    61,954            63,462
   Less Accumulated Depreciation                (4,425)           (5,579)
   Good Will                                   153,000           153,000
   Reserve Other Assets for Delta Net
   Assets                                     (507,351)                0
                                             ---------        ----------
Total Other Assets                             149,432           665,696
                                             ---------        ----------
Total Assets                                  $163,409        $1,131,044
                                             =========        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Notes Payable to Related Entities          $190,341        $  182,541
   Reserve Note Payable for Delta Net Assets  (18,618)                 0
   Accounts Payable and accrued Liabilities    48,047             19,016
   Accounts Payable - Related Entities         25,710              2,384
   Reserve for Accounts Payable -
     Related for Delta Net Assets                (607)                 0
                                             ---------        ----------
Total Liabilities                             244,872            203,940

Stockholders' Deficit
Preferred Stock - Series A. Convertible
    Stock 20,000,000 Shares
    Authorized, 4,000,000 Shares
    Issued and Outstanding                    400,000           400,000
Preferred Stock - Series B Convertible
    Stock 550,000,000 Shares
    Authorized, 40,000,000 Shares
    Issued  and Outstanding                   400,000           400,000
Common Stock $.001 Par Value, 300,000,000
    Shares Authorized 160,006,250 Shares
    Issued and Outstanding in 2001 and 2000   160,006           160,006
Additional Paid-in Capital                  1,247,981         1,247,981
Reserve Equity for Delta Net Assets          (924,671)                0

                COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

(Continued)

Retained Earnings

   Other Comprehensive Income                 (13,604)            1,175
   Accumulated Deficit                     (1,351,176)       (1,282,059)
                                          -----------       ------------
Total Stockholders' Deficit                   (81,463)          927,104
                                          -----------       -----------
Total Liabilities and Stockholders' Deficit  $163,409        $1,131,044
                                           ==========       ===========

   The accompanying notes are an integral part of this financial statement

                   COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended July 31, 2002, 2001 and 2000

                                     2002           2001             2000
                                   --------------------------------------
Commission Income                    $-0-           $-0-         $147,332
Gain (Loss) on Fixed Assets           -0-            -0-             (754)
Consulting Income                     -0-          5,150              -0-
Licensing Income                      -0-         10,000              -0-
Sales of Delta                        -0-         14,241              -0-
Miscellaneous Income                  -0-             0-            2,521
                                 --------      ---------       ----------
       Total Revenues                 -0-         29,391          149,099

Cost of Goods Sold                    -0-          4,427              -0-
                                 --------      ---------        ---------
Gross Profit                          -0-         24,964          149,099
General and Administrative Expense
   Staff Salaries                     -0-          9,587          108,425
   Professional fees               35,891          4,122           14,864
   Management Fees - Related Party    950         (1,100)           5,740
   Patent Fees                        799          4,776           10,349
   Travel and Entertainment           -0-          3,258              586
   Bad Debts Expense                  -0-            -0-           50,566
All Other General and Administrative
  Expenses                            553         24,448           20,915
                                   ------        -------        ---------
     Total General and Administrative
      Expenses                     38,194         45,091          211,444
                                  ---------     ---------        --------
Gain (Loss) From Operations       (38,194)       (20,127)         (62,346)

Forgiveness of Debts                  -0-        425,394              -0-
Interest income                       -0-             48            7,397
Interest Expense                  (22,355)       (46,331)         (59,576)
Loss from Investments              (8,569)          (999)             -0-
                                 ---------    -----------        ---------
     Total Other Income (Expense) (30,925)       378,113          (52,178)
                                  --------    -----------       ----------
Net Income Before Income Taxes    (69,118)       357,987         (114,524)
Income Tax Benefit                    -0-            -0-              -0-
                                 ---------     ---------       -----------
Net Income (Loss)                $(69,118)      $357,987        $(114,524)
                               ===========    ==========        ==========
Weighted Average Number of
    Common Shares             160,006,250    160,006,250      160,006,250

Net Income Per Common Share        $(0.00)         $0.00       $    (0.00)
                              ============   ===========       ===========
 The accompanying notes are an integral part of this financial statement

                        COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLER'S DEFICIT
                       For the Years Ended July 31, 2002 ,  2001, 2000

Convertible
Preferred                                     Common        Addit'l
Other Compre                                  Total
Stock                                         Stock         Paid In
hensive         Accum'        Reserve         Stockhdrs
Shares           Amount        Shares         Amount        Capital
Income          Deficit       Equity          Deficit
-----------------------------------------------------------------------------
-----------------------------------------------------------
Balance at July 31, 1999
       0      $    0          160,006,250  160,006          $680,880
  63,949      $(1,525,520)        0          $(620,685)
Net Loss for the Year


                (114,524)                     (114,524)

Unrealized Gain (Loss  on Investments)
       0                0          0                  0
(47,904)               0          0             (47,904)

Balance at July 31, 2000
       0           0          160,006,250      $160,006     $680,880
 $16,045      $(1,640,044)                    $(783,113)
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
-----------------------------------------------------------------------------
---------------------------------------------------------

    The accompanying notes are an integral part of this financial statement

               COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended July 31, 2002, 2001 and 2000
                                                 2002       2001      2000
                                             --------------------------------
Cash Flows from Operating Activities
     Net Loss                                $(69,118)  $357,986  $ (114,524)
     Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities
     Depreciation                                 355      9,991       2,374
     Loss from Investments                      8,569        999
     Loss on Disposal of Assets                     0          0         754
     Accrued Interest Income                        0          0      (9,000)
     (Increase) Decrease In Inventory               0      2,027           0
     (Increase) Decrease In:
      Accrued other expenses
      Accounts Receivable and Accrued Assets      426         18      32,026
     Increase (Decrease) in Accounts Payable and
         Accrued Liabilities                   29,031    (29,770)    (18,021)
        Accounts Payable Related Entities      22,900   (361,380)     59,522
                                           ----------   ---------    --------
             Total Adjustments                 61,282   (378,116)     67,655
                                            ---------   ---------    --------
Net Cash (Used For) Operations                 (7,836)   (20,130)     (46,869)
                                            ---------   ---------   ---------
Cash Provided by Investing Activities
     Purchase of Equipment                          0          0            0
     Purchase of Patents                            0          0            0
     Proceeds from Sale of Equipment                0          0        2,400
     Investments                                    0          0       (2,521)
                                            ---------    --------   ---------
Net Cash (Used for) Investing Activities            0          0         (121)
                                            ---------   ---------    ---------
Cash Provided by Financing Activities
     Proceeds from Stock Sold                       0          0            0
     Proceeds From Notes Payable                5,000      1,300        3,900
     Proceeds From Notes Payable-Related        2,800     18,618       (5,200)
                                             --------    -------      -------
Net Cash Provided by Financing
     Activities                                 7,800     19,918       (1,300)
Increase (Decrease) in Cash                       (36)      (212)     (48,290)
Balance at Beginning of year                       61        273       48,563
                                                ------    -------    --------
Balance at End of Year                           $ 25   $     61    $     273
                                              ========  ========    =========
Supplemental Disclosure of Non-Cash Investing and
     Financing Activities:  Note Receivable and
Accrued Interest Converted to Stock                $0       $ 0    $  159,000
    Stock issued for Scanline assets               $0  $954,985            $0
Stock issued for N/R related party                 $0  $412,117            $0

   The accompanying notes are an integral party of this financial statement

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002

Note 1. Significant Accounting Policies
A.     Business History
        -----------------
CompuSonics Video Corporation (the "Company") was incorporated under the laws of the State of Colorado on August 14, 1985, for the purpose of developing, manufacturing and marketing a digital video recording and playback system.
On December 13, 1985, the Company concluded a public offering of 30,000,000 Units, each Unit consisting of one share of its common stock and one Class A
Warrant, and received net proceeds of $727,971.   On November 16, 1987, the
Company acquired The Tyler-Shaw Corporation, a New York corporation ("Tyler-Shaw"), which was engaged in the business of direct mail marketing. Effective July 31, 1992, Tyler-Shaw was considered inactive. Tyler-Shaw has no operations, research and development, earnings, cash flows, product development or sources of financing. On January 20, 1988, the Company acquired all the outstanding stock of TS Industries, Inc. ("TSI") in a transaction accounted for as a pooling of interests. (See Note 2). TSI was incorporated in the State of Colorado on July 28, 1987, but did not commence operations until the acquisition of The Tyler-Shaw Corporation, a New York Corporation ("TSC"). TSI acquired TSC from Edward B. Rubin, its sole shareholder, under an agreement dated July 23, 1987 (the "Agreement") between Mr. Rubin, Equitex, Inc. ("Equitex") and TICO, Inc. ("TICO"). On November 1, 1987, Equitex and TICO assigned all their rights under the Agreement to TSI. Equitex and TICO each owned 50% of the issued and outstanding capital stock of TSI, prior to the exchange of TSI stock for the Company's stock. This acquisition was accounted for under the purchase method of accounting (See Note
2). TSC acted as a syndicator of consumer products through direct mail marketing programs. As of July 31, 1992, TSC was considered inactive and all relating assets were written off along with the reversal of its prior accruals. CompuSonics Video Corporation has no proven products or operations in the digital equipment area. At this time, Tyler Shaw is without any operations.

On April 28, 2000, the company announced that it would begin pursuing companies who might have an interest in licensing its technology covered by the Company's patents. On August 11, 2000, the Company announced that it had signed a licensing agreement with Interactive Digital Media Corporation (IDMC) for the
use of technology related to the company's patent portfolio.   This was the
company's first licensing agreement since announcing in April 2000 that it would focus its business activities on the licensing of the technology represented in the patents. Under the licensing agreement, the Company granted a non-exclusive, royalty-bearing license for the Company's patented audio and video digital recording and playback system technology to IDMC for the System 7 and other products that IDMC may produce now and in the future.
Terms of the license were structured so as to provide for an upfront payment, a note payable to the Company for the remainder of the licensing fee, and an ongoing royalty payments based on the sales of units covered by the license

On April 19, 2001, negotiations began with ScanLine Technologies, Inc. As Part of the negotiations, ScanLine required that notes of the Company be Converted and interest forgiven to 4,000,000 shares of preferred Class A convertible stock, convertible at 20 to 1 (80,000,000) shares to be converted sometime in the future.

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

C.     Patents
       ------------
Patent costs for the years ended July 31, 1991 and prior were amortized on the straight-line method over the estimated useful life of the patents of 17 years. Due to the lack of a marketable product, research and marketing development, and the lack of adequate capital to protect and take advantage of these patents, effective with the year ended July 31, 1992, all unamortized patent costs were fully amortized. All patent maintenance costs are expensed when incurred. Patents were issued on July 21, 1987 and July 5, 1988. During the year ended July 31, 2002 and 2001 the cost to maintain these patents and record them in foreign countries was $799 and $4,776 respectfully, which were recorded as patent fees expense.

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


Tax credits will be reflected in the income statement under the flow-through method as a deduction of income taxes in the year in which they are used. At July 31, 2002, the Company's carryforwards are as follows:

                                                Net        General
    Year of      Net Operating       Loss       Capital    Business
    Expiration   Book                Tax        Loss       Credits
    -------------------------------------------------------------------
    2002           302,543         140,148        -0-          8,390
    2003           329,338         326,211        -0-            -0-
    2004            66,722         110,507        -0-             0-
    2005            55,215         137,222        -0-            -0-
    2006            80,080          60,911        730            -0-
    2007           236,002          99,856        -0-            -0-
    2008            84,714          99,898     22,500            -0-
    2009            55,673          55,664        -0-            -0-
    2010            57,605          57,495        -0-            -0-
    2011            63,576          63,577        -0-            -0-
    2012            48,566          48,566        -0-            -0-
    2013            59,261          59,261        -0-            -0-
    2019           114,360         114,360        -0-            -0-
    2020            69,118          69,118

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

F.     Cash Equivalents
       -------------------
The Company considers all highly liquid investments with a maturity of three months or less cash equivalents.

G.     Equipment and Depreciation
       --------------------------
Equipment is stated at cost.  Depreciation is computed for financial reporting
purposes on a straight-line basis over an estimated life.   Depreciation
expense for the years ended July 31, 2002, 2001 was $ 355 and $4,991 respectively. The Registrant wrote off the depreciation expense for the current year because of the Reserve for Net Assets Delta account recorded for each of Delta Assets.

H.     Inventory
       -----------
During 2001 inventory was stated at cost, using the first-in, first-out method of inventory valuation. Inventory consisted primarily of the following:

                                   2001
                               -----------
     Raw Materials              $352,117
     Parts                        14,012
     Work-in-Process              12,000
     Finished Goods               58,000
                               ----------
        Total Inventory         $436,129

The value of the inventory was decreased in 2001 by $ 153,000 to bring it to the real fair value. The Registrant recorded a "Reserve Inventory for Delta Net Asset" account in 2002 for $436,129. There is no sale or purchase of the inventory by Scanline Technologies, Inc. during year ending July 31, 2002.

I.     Intangible Assets and Amortization
       ----------------------------------
Intangible assets includes fonts and intellectual property obtained from ScanLine in April 2001, being amortized over an estimated useful life at 15 years.

The Registrant recorded the "Reserve Patents for Delta Net Assets" account in 2002, in the amount of $ 295,000.

Note 2.     Marketable Securities
            ---------------------
During the years ended July 31, 2002 and 2001 the Company held common stock in Williams Controls, Inc. (Nasdaq: WMCO) in which a major shareholder and former officer/director of the Company is an officer. The stock had a cost of $27,558 and a fair market value at July 31, 2002 and 2001 of $13,953 and $28,731 respectively.

In accordance with SFAS 115, the Company has classified the WMCO stock as an available-for-sale security and has reported it at its fair market value effective July 31, 2002.

These securities are collateral for loans from a related party.

Note 3.     Notes Payable and Notes Receivable
           -----------------------------------
A.     Related Entity Notes Payable

Since the inception of the Company to October 2002, related companies have provided loans to meet the operating cash flow need. These notes are rewritten as the loan amount increases. Notes payable to related entities bear interest at 10 to 12 percent per annum, and are due and payable within 180 days or on demand and are dated as follows:

                                         July 31,              July 31,
                                           2002                   2001
                                        ---------             ---------
May 15, 2001       (1)   10.75%            6,300                 3,500
March 5, 2001      (2)   10.75%          159,123               159,123
February 9, 2001   (3)   10.5%             6,300
                   (4)                    18,618                19,918
                                      ----------              ---------
Total                                    190,341               182,541

    (1) Owed to Acrodyne Corporation ("Acrodyne"). Collateralized by all assets of CompuSonics Video Corporation.

    (2)   Owed to Acrodyne.  Collateralized by all of the assets of Tyler-
          Shaw.

    (3) Owed to First Equity Corporation. Collateralized by all assets of CompuSonics Video Corporation.

    (4) Owed to ScanLine Technologies Inc. The Registrant is taking a reserve against it.

Note 4.     Stockholders' Equity
         --------------------
A.     Preferred Stock

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

B.     Public Offering of Common Stock

In December 1985 the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to December 31, 2002. The Company may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

One Class B warrant entitles the holder to purchase one share of the Company's common stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to December 31, 2002. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a non-accountable expense allowance of $27,000.

The public offering was successfully completed on December 13, 1985 and the Company received $727,971 as the net offering proceeds for the 30,000,000 units sold. As of July 31, 2002, 6,250 Class A warrants have been exercised for total proceeds of $313.

D.     Incentive Stock Option Plan

On October 4, 1985, the Company's board of directors authorized an Incentive Stock Option Plan covering up to 7,000,000 shares of the Company's common stock for key employees. The board of directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options.

Note 5.     "Reserve Equity for Delta Net Assets".
             -----------------------------------
The Registrant is recording a Reserve account in the amount of $924,,671 against all of ScanLine's net assets previously acquired. The " Reserve Equity for Delta Net Assets" includes $400,000 of reserve against the Class A Preferred Stock that was to be issued to ScanLine Technologies, Inc, and $ 524,671 of reserve against Paid in Capital. The Company is currently in litigation with ScanLine Technologies, Inc.


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


Note 7.     Cash Flows Disclosure
            ----------------------
Interest and income taxes paid for the years ended July 31, 2002, 2001 and 2000 were as follows:

                                     2002          2001         2000
                                   -----------------------------------
Income Taxes                        $-0-       $    -0-    $     -0-
Interest                            $-0-       $    -0-    $     -0-

Note 8.      Change in Control
              -------------------
Effective April 30, 2001, the President and Chairman of the Board of Directors of the Company resigned due other commitments. Thomas W. Itin was elected to fill the positions vacated by Mr. Hebard. Effective June 14, 2002, the President, CEO, COO and CFO, Dave Scull resigned from his positions as officer
and  director.   Thomas W. Itin was elected to fill the positions vacated by
Mr. Scull.

Note 9.     Use of Estimates
            ----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 10.     Investments
             --------------
On June 22, 1999, the Registrant had loaned $150,000 to Pro Golf International, Inc., a subsidiary of Ajay Sports, Inc., partly in the belief that it would have the opportunity to provide significant e-commerce development services to PGI and another Ajay subsidiary, ProGolf.com, in the future, for which it would be paid development fees. The proceeds for making the loan were provided by a related party. At the time, the Registrant received a promissory note that was subordinated to PGI's primary lender. On February 29, 2000, the Registrant converted its note receivable from PGI, and the interest accrued but unpaid on such note receivable, into common stock of PGI. The conversion was made at the rate of $60 per common share, the price at which PGI was raising equity capital at the time under a Confidential Private Placement Memorandum dated February 4, 2000. The Registrant had held the note from PGI from that June 22, 1999 until the time of this conversion of the note into PGI common stock. In exchange for converting the $150,000 note, and $9,000 of interest accrued on the note, the Registrant received 2,650 shares of PGI's common stock (split 10-1 in 2000) and 107,143 shares of ProGolf.com, Inc.'s common stock. The Company used the equity method of account for these investments.

Note 11.     Contingencies
             ------------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a net loss from operations of $(38,194) for the year ended July 31, 2002, and as of July 31, 2002 had a net working capital deficit of $(230,985) and net stockholders' equity of $(81,463).

The Company had total earned income of $(69,118), $357,987 and $(114,524) during the years ended July 31, 2002, 2001 and 2000 and was mainly dependent upon a related party to fund its working capital for the current year. In addition, the Company anticipates additional capital from new investors in 2002/2003. The Company's ability to continue as a going concern is partially dependent on the success, management of implementing these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Common Stocks
-------------------
Williams Controls,
Inc.              27,558       $25,035   $13,953             $13,953

July 31, 2001

Common Stocks
--------------------
Williams Controls,
Inc. *            27,558       $25,035   $28,731             $28,731


*See Note 2

                         CompuSonics Video Corporation
                  Valuation and Qualifying accounts and Reserves


                                    Balance at the              Balance at
                                    Beginning of Year  Changes  the End of Year
                                   --------------------------------------------
For the year ending July 31, 2002

Reserve A/R for Delta Net Assets         $-0-           $   426    $    426

Reserve Inventory for Delta net Assets    -0-           436,129     436,129

Reserve Net Patents for Delta Net Assets  -0-           295,000     295,000

Reserve Net Leasehold Improvements
for Delta Net Assets                      -0-             1,813       1,813

Reserve Net Equipment for Delta Net
Assets                                    -0-            57,528      57,528

Reserve Good Will for Delta Net Assets    -0-           153,000     153,000

Reserve N/P Delta for Delta Net Assets    -0-           (18,618)     18,618

Reserve A/P Delta for Delta Net Assets    -0-              (607)        607

Reserve Equity for Delta Net Assets       -0-          (924,671)    924,671