Form 10-Q
period 2002-10-31
COMPUSONICS VIDEO CORP
filed 2002-12-16
CIK 777844

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM  10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d)

             of the Securities Exchange Act of 1934, as amended

For the quarter ended:                                 Commission file number:
October 31, 2002                                                   0-14200


                       CompuSonics Video Corporation
                       ------------------------------
        (Exact name of Registrant as specified in its charter)

Colorado                                                            84-1001336
-------------------------------                -------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                           Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                                     48334
---------------------------------                      -----------------------
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

As of December 12, 2002, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
           Form 10-Q Filing for the Quarter Ended October 31, 2001

                                    INDEX
                                                              Page Number
PART I.  FINANCIAL INFORMATION

Item 1      Interim Financial Statements.

            Consolidated Balance Sheets October 31, 2002 (Unaudited)
             and July 31, 2002                                          3

            Consolidated Statements of Operations (Unaudited) for
             three months ended October 31, 2002  and 2001              4

            Consolidated Statements of Cash Flows (Unaudited)for
             three months ended October 31, 2002 and 2001               5

            Notes to Consolidated Financial Statements                6-7

Item 2.    	Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      7-8

PART II.    OTHER INFORMATION

Item 1.     Legal proceedings.                                          9

Item 6.     Exhibits and Reports on Form 8-K                            9

Signature Page                                                          10

Certification of CEO/CFO                                             10-11

                 COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                                                      10/31/02
                                                      (Unaudited)   07/31/02
                                                      --------      --------
Current Assets
     Cash                                             $   595       $    24
     Accounts Receivable - Related Parties net of
     reserve for Delta net assets                           0             0
     Interest Receivable                                    0             0
     Inventory net of reserve for Delta net assets          0             0
     Prepaid Expense                                      450             0
     Market Equity Securities Available for Sale            0        13,953
                                                    ---------      --------
            Total Current Assets                        1,045        13,977
Other Assets
Investments - related Party                                 0       149,432
Patents                                               300,000       300,000
   Less Amortization                                   (5,000)       (5,000)
Leasehold Improvements                                  1,875         1,875
   Less Accumulated Depreciation                          (63)          (63)
Equipment                                              61,964        61,964
   Less Accumulated Depreciation                       (4,425)       (4,425)
Goodwill                                              153,000       153,000
Reserve Other assets for Delta net assets            (507,341)     (507,341)
                                                    ---------      --------
              Total Other Assets                            0       149,432
                                                    =========      ========
              Total Assets                             $1,045       163,409

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Notes Payable to Related Entities Net of
       Reserve for Delta Net Assets                   $23,550      $171,723
   Accounts Payable and Accrued Liabilities
      Net of Reserve for Delta net assets              41,275        48,047
   Accounts Payable Related Entities                    4,023        25,103
                                                    ---------     ---------
Total Liabilities                                      68,847       244,872
                                                    ---------     ---------
Stockholders' Deficit
   Preferred Stock - Series A Convert. Stock
     55,000,000 Shares. Authorized 40,000,000
     Shares Issued and outstanding                   400,000       400,000
   Preferred Stock - Series B Convert. Stock
     20,000,000 shares Authorized 4,000,000
     Shares Issued and Outstanding                    400,000       400,000
     Common Stock $.001 Par Value, 300,000,000 Shares
     Authorized, 160,006,250 Shares Issued and
     Outstanding In 2000  and 1999                    160,006       160,006
     Additional Paid-In Capital                     1,247,981     1,247,981
     Reserve Equity for Delta Net Assets             (924,671)     (924,671)
      Other Comprehensive Income                            0       (13,604)
     Accumulated Deficit                           (1,351,119)   (1,351,176)
                                                   ----------     ---------
       Total Stockholder's Deficit                    (67,803)      (81,463)
                                                   ----------     ---------
       Total Liabilities and Stockholder's
          deficit                                      $1,045      $163,409
                                                   ==========     =========
   The accompanying notes are an integral part of this financial statement

               COMPUSONICS VIDEO CORPORATION AND SUBSIDIARIES
               CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                                            For three months ended October 31,
                                                      2002            2001
                                                  --------      ----------
Commission Income                                $       0      $        0
Licensing Income                                         0               0
Sales of Delta                                           0          23,029
Miscellaneous Income                                     0               0
                                                 ---------      ----------
                 Total Income                            0          23,029
                                                 ---------      ----------
Cost of Goods Sold                                       0           5,195
                                                 ---------      ----------
Gross Profit                                             0          17,834
                                                 ---------      ----------
General and Administrative Expenses
  Staff Salaries                                         0          16,391
  Professional Fees                                  3,118           4,574
  Management Fees - Related Party                        0               0
  Patent Fees                                            0               0
  Travel and Entertainment                               0           1,533
  All Other General And
   Administrative Expenses                              40          23,366
                                                 ---------       ---------
       Total General & Administrative Expenses       3,158          45,864
                                                 ---------       ---------
Gain (Loss) from Operations                         (3,158)        (28,030)

Gain on Exchange of Investment to
  Extinguish Debt from related party                 3,552
Interest Income                                          0               0
Interest Expense                                      (338)         (9,052)
                                                 ---------       ---------
Total Other Income (Expense)                         3,215          (9,052)
                                                 ---------       ---------
Net Income (Loss) Before Income Taxes                   57         (37,082)
Income Tax Benefit                                       0               0
                                                 ---------       ---------
Net Income (Loss)                                    $  57     $   (37,082)
                                             	 =========      ==========
Weighted Average Number of
   Common Shares                               160,006,250     160,006,250
                                               ===========     ===========
Net Income Per Common Share                     $   (0.000)    $    (0.000)
                                               ===========     ===========
   The accompanying notes are an integral part of this financial statement

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                         For the three months ended October 31,
                                                       2002            2001
                                                 ----------      ----------
Cash Flows From Operating Activities:
      Net Loss                                        $  57        $  (37,082)
      Adjustments to Reconcile Net Loss
      Cash Used by Operating Activities
      Depreciation                                        0            12,344
      Gain on Exchange of Investment                 (3,552)                0
      Accrued Interest Income                             0                 0
      (Increase) Decrease In Inventory                    0                 0
      (Increase) Decrease In:
        Accounts Receivable and Accrued Assets         (450)              426
        Accounts Payable and Accrued Liabilities     (6,772)           11,287
        Accounts Payable - Related Entity                337                0
                                                     --------         -------
             Total Adjustments                       (10,437)          24,057
                                                     --------         -------
Net Cash (Used For) Operations                       (10,380)         (13,025)
Cash Provided by Investing Activities
    Purchase of Equipment                                  0                0
    Purchase of Patents                                    0                0
    Proceeds from Sale of Equipment                        0                0
    Investments                                            0                0
                                                     -------          -------
Net Cash (Used For) Investing Activities                   0                0

Cash Provided by Financing Activities
    Proceeds from Stock Sold                               0                0
    Proceeds For Notes Payable                             0                0
    Proceeds from Notes Payable - Related             10,950           12,969
                                                    --------          -------
Net Cash Provide by Financing Activities              10,950           12,969
                                                    --------          -------
 Increase (Decrease) in Cash                             570              (56)
Balance at Beginning of Period                            25               61
Balance at End of Period                          $      594           $    5
                                                  ==========         ========
 Supplemental Disclosure of NonCash Investing and Financing Activities:
 Extinguishment of Note Payable and interest
    Payable                                      $   180,540           $    0
                                                 ===========         ========

      The accompanying notes are an integral part of this financial statement

              COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

Note 1       Interim Financial Statements.

The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month period ended October 31, 2002; the company's financial position at October 31, 2002 and July 31, 2002; and the cash flows for the three-month period ended October 31, 2002 and 2001. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the company's July 31, 2002 Form 10-K.

The results for the three-month period ended October 31, 2002 are not necessarily indicative of future financial results.

Note.2   Marketable securities available for sale.

The Company no longer owns the available for sale securities, because of the agreement between Acrodyne Corporation and CompuSonics Video Corporation and its Subsidiaries, which is effective this quarter. Acrodyne Corporation exchange the remaining debt to Tyler Shaw Corporation in the amount of $180,540 for Williams Control stock held in available for sale securities and ProGolf International, Inc. and ProGolf.Com investments in stock.


Note.3  Investments.

The Company no longer owns the investments in ProGolf International Inc. and ProGolf. com, Inc.. These investments were exchanged for the extinguishment of debt from Acrodyne Corporation to one of CompuSonics Video Subsidiaries, Tyler Shaw Corporation.


Note 4.  Note payable related -party.

Balance of note payable related party decreased from 190,341 at July 31, 2002 to 42,168 at October 31, 2002. The change is mainly due to the extinguishment off of the note payable owned to Acrodyne Corporation from Tyler Shaw
Corporation in the amount of $159,123.   The Company recorded a "Reserve for
Delta Net Assets" account against Note Payable Delta.

The Company borrowed money from two other related parties respectively, $6,500 from Dearborn Wheels, Inc. and $3,000 from TICO, a partnership in which the partner is Chairman of the Company. The Company used the proceeds from the notes in its operating activities for the payment of some accounting fees, etc.

Note 5.     Stockholders Equity.

 The Registrant is recording a Reserve account in the amount of $924,671 against all of ScanLine's net assets previously acquired. The " Reserve Equity for Delta Net Assets" includes $400,000 of reserve against the Class A Preferred Stock that was to be issued to ScanLine Technologies, Inc. and $ 524,671 of reserve against Paid in Capital. The Company is currently in litigation with ScanLine Technologies, Inc.

In December 1985, the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to December 31, 2002. The Company may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Three months ended 10/31/02 compared to three months ended 10/31/01

The Registrant did not have any revenues for this quarter. The net income for the three-month period ended October 31,2002 was $57 compared to $(37,082) in the 3-month period ended October 31, 2001. The Company recorded $ 3,552 of gain from the forgiveness of its debt to Acrodyne Corporation. This is causing the net income to have a positive balance.

In the past, the Registrant has relied on a related company to provide the working funds it has required, but there is no assurance that this will continue in future years. The Registrant recorded interest expenses of $338 for this quarter ending October 31,2002 compared to interest expense of $9,052 for the quarter ending October 31,2001. This change is due to the decrease in notes payable for this quarter as a result of the forgiveness of debt to Tyler Shaw Corporation.

The Registrant recorded general and administrative expenses of $3,158 for this quarter compared to general and administrative expenses of $45,864 for the previous year quarter. This change is due to the decrease in the Company's activity related to such expenses. General and administrative expenses include travel, telephone and other miscellaneous expenses.

The Registrant recorded a gain of $3,552 for this quarter as a result of the exchange of investments for the satisfaction of related party debt of $180,540 including the principal of $159,123 and the interest of $21,417.

Liquidity and Capital Resources

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

There is no assurance, however, that the Registrant will succeed bringing to market updated CG technology acceptable to its existing customer base or prospective new customers. In the CG-DTV market segment, there are many competitors more highly capitalized and widely recognized. Because of recent developments contributing to significant advances in reliability and ease of use of computer hardware and software systems, there may be less demand in the future for dedicated CG workstations.

CompuSonics Video Corporation plans to borrow from lenders and is considering an offering of convertible debt, convertible preferred or common stock in a private placement under Rule 144.

Item 3.    Controls and Procedures.



a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report CompuSonics Video Corporation carried out an evaluation, under supervision of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The management concluded that the internal controls and procedures are effective.

b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings.

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

The degree of exposure to CPVD is considerable, but the defenses are reported as sound and valid. Outcome of the motion is very uncertain.


Item 6.     Exhibits and Reports on Form 8-K:

            (a) Exhibits

             None

            (b) Reports on Form 8-K
             None

<PAGE<
                          COMPUSONICS VIDEO CORPORATION

                                   Form 10-QSB

                   For the quarter ended October 31, 2002

                                Signature Page


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        COMPUSONICS VIDEO CORPORATION
                      ----------------------------------
                               (Registrant)





                               Signature s/s Thomas W. Itin
                                         ---------------------------
                                           Thomas W. Itin
                               Title:  Chairman of the Board of Directors
                                       President, CEO, COO




Date Signed: December 16, 2002


CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,  AS  ADOPTED PURSUANT  TO
SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002


     In connection with the Quarterly Report of CompuSonics Video Corporation (the "Company") on Form 10-QSB for the quarter ended October 31, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report referenced above has been read and reviewed by the undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

4. Based upon my knowledge, the Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

5. Based upon my knowledge, the financial statements, and other such financial information included in the Report, fairly present in all material respects the financial condition and results of operations of
         the Company as    of, and for, the periods presented in the Report.

6.     I acknowledge that the Chief Executive Officer and Chief Financial
          Officer:

A. are responsible for establishing and maintaining "disclosure controls and procedures" for the Company;


B. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report was being prepared;

C. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

D. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

E. have disclosed to the issuer's auditors and to the audit committee of the Board of Directors of the Company (or persons fulfilling the equivalent function):



       (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

F.     have  indicated  in  the  Report  whether  or  not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ Thomas W. Itin
                                        ----------------------------------
                                            Thomas W. Itin
                                            Chief  Executive  Officer  and
                                            Chief  Financial  Officer
Dated:  December 16, 2002