Form 10QSB
period 2003-01-31
COMPUSONICS VIDEO CORP
filed 2003-03-21
CIK 777844

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                               FORM  10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For the quarter ended:                                 Commission file number:
January 31, 2003                                                   0-14200


                        CompuSonics Video Corporation
                        -----------------------------
          (Exact name of Registrant as specified in its charter)

Colorado                                                            84-1001336
----------------------------------               -----------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                           Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                                    48334
----------------------------------                    -----------------------
(Address of principal executive offices)                           (Zip Code)

            Registrant's telephone number, including area code:


                             (248) 851-5651

           Securities registered pursuant to Section 12 (b) of the Act:

                                       None

           Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock, $.001 Par Value
                      ---------------------------------
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing
requirements for the past 90 days:               Yes   X     No ___

As of March 06, 2003 a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                    COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
              Form 10-QSB Filing for the Quarter Ended January 31, 2003


                                   INDEX
                                                                 Page Number
PART I.  FINANCIAL INFORMATION

Item 1   Consolidated Balance Sheets January 31, 2003 (Unaudited)
            and July 31, 2002                                             3

         Consolidated Statements of Operations (Unaudited) for
            three months and six-months ended January 31, 2003
            and 2002                                                      4

         Consolidated Statements of Cash Flows (Unaudited) for
            six months ended January 31, 2003 and 2002                    5

         Notes to Consolidated Financial Statements                     6-8

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        8-9

Item 3.  Controls and Procedures.                                        10

PART II.    OTHER INFORMATION

Item 1.  Legal proceedings.                                           10-11

Item 2.  Changes in Securities                                           11

Item 3.  Defaults Upon Senior Securities                                 11

Item 4.  Submission of Matters to a Vote of Security Holders             11

Item 5.  Other Information                                               11

Item 6.  Exhibits and Reports on Form 8-K                                11

Signature Page                                                           12

Certification pursuant to 18 USC, section 1350, as adopted pursuant to
Sections 302 and 906 of the Sarbanes-Oxley act of 2002.               13-14

PART I.  FINANCIAL INFORMATION

Item 1.
                COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                 (Unaudited)
                                                   01/31/03         07/31/02
                                                 -----------       ----------
Current Assets
     Cash                                        $      307       $      24
     Accounts Receivable - Related Parties net
      of reserve for Delta net assets                     0               0
     Interest Receivable                                  0               0
     Inventory net of reserve for Delta net assets        0               0
     Prepaid Expense                                    450               0
     Market Equity Securities Available for Sale          0          13,953
                                                -----------       ---------
            Total Current Assets                        757          13,977
Other Assets
Investments - related Party                               0         149,432
Patents                                             300,000         300,000
   Less Amortization and Delta Reserve             (300,000)         (5,000)
Leasehold Improvements                                1,875           1,875
   Less Accumulated Depreciation and Delta Reserve   (1,875)            (63)
Equipment                                            61,954          61,964
   Less Accumulated Depreciation and Delta Reserve  (61,954)         (4,425)
Goodwill                                            153,000         153,000
Reserve for good will                              (153,000)              0
                                                  ---------       ---------
Total Other Assets                                        0         149,432
                                                  ---------      ----------
              Total Assets                         $    757     $   163,409
                                                  =========     ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Notes Payable to Related Entities Net
      of Reserve for Delta Net Assets              $ 25,650        $171,723
   Accounts Payable and Accrued Liabilities
    Net of Reserve for Delta Net Assets              50,869          48,047
   Accounts Payable - Related Entities                4,452          25,103
                                                   --------      ----------
 Total Liabilities                                   80,971         244,872
                                                  ---------        --------
Stockholders' Deficit
   Preferred Stock - Series A Convert. Stock
     55,000,000 Shares. Authorized 40,000,000
     Shares Issued and outstanding                  400,000         400,000
   Preferred Stock - Series B Convert. Stock
     20,000,000 shares Authorized 4,000,000
     Shares Issued and Outstanding                  400,000         400,000
   Common Stock $.001 Par Value, 300,000,000
     Shares Authorized, 160,006,250 Shares
     Issued and Outstanding In 2000  and 1999       160,006         160,006
     Additional Paid-In Capital                   1,247,981       1,247,981
     Reserve Equity for Delta Net Assets           (924,671)       (924,671)
      Other Comprehensive Income                          0         (13,604)
     Accumulated Deficit                         (1,363,530)     (1,351,176)
                                                 ----------      ----------
       Total Stockholder's Deficit                  (80,213)        (81,463)
                                                 ----------      ----------
       Total Liabilities and Stockholder's deficit  $   757      $  163,409
                                                 ==========      ==========

    The accompanying notes are an integral part of this financial statement

                 COMPUSONICS VIDEO CORPORATION AND SUBSIDIARIES
                 CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                      For three months        For six months
                                      Ended January 31       Ended January 31,
                                     2003        2002         2003        2002
                                   ---------   -------     --------   -------

Sales of Delta                    $     0     $ 27,746     $     0    $ 50,776
Miscellaneous Income                    0            0           0           0
                                  -------      -------     -------     -------
            Total Income                0       27,746           0      50,776
Cost of Goods Sold                      0        7,232           0      12,428
                                   ------     -------       ------    -------
Gross Profit                            0       20,514           0      38,348
                                   ------     --------     -------     -------
General and Administrative Expenses
  Staff Salaries                        0       12,502           0      28,893
  Professional Fees                11,916       12,295      15,034      16,868
  Management Fees - Related Party       0            0           0           0
  Patent Fees                           0          556           0         556
  Travel and Entertainment              0        2,184           0       3,717
  All Other General And
   Administrative Expenses             66       24,840         106      49,858
                                 --------     --------      ------     -------
     Total General & Administrative
        Expenses                   11,981       52,376      15,139      99,892
                                  -------     -------     -------     -------
Gain (Loss) from Operations       (11,981)     (31,862)    (15,139)    (61,544)

Gain on Exchange of Investment to
    Extinguish Debt from related
     party                              0            0       3,552           0

Interest Income                         0            0           0           0
Interest Expense                     (430)      (4,762)       (767)    (13,814)
                                   ------      -------      ------     -------
Total Other Income (Expense)         (430)      (4,762)     (2,785)    (13,814)
                                  -------      -------     -------     -------
Net Income (Loss) Before
     Income Taxes                 (11,551)     (36,625)    (12,354)    (75,359)
Income Tax Benefit                      0            0           0           0
                                  -------       -------     -------    -------
Net Income (Loss)              $  (11,551)    $(36,625)   $(12,354)  $ (75,359)
                                =========     ========    ========    ========
 Weighted Average Number of
      Common Shares           160,006,250  160,006,250 160,006,250  160,006,250
                              ===========  =========== ===========  ===========
Net Income Per Common Share    $   (0.000) $    (0.000)    $(0.000)    $(0.000)
                               ===========  ==========  ==========    ========
    The accompanying notes are an integral part of this financial statement

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                      For the six months ended January 31,
                                                 2003              2002
                                           ----------         -----------
Cash Flows From Operating Activities:
      Net Loss                              $  (12,354)           $  (37,082)
      Adjustments to Reconcile Net Loss
      Cash Used by Operating Activities
      Depreciation                                   0                12,344
      Gain on Exchange of Investment            (3,552)                    0
      Accrued Interest Income                        0                     0
      (Increase) Decrease In Inventory               0                     0
      (Increase) Decrease In:
        Accounts Receivable and Accrued Assets    (450)                  426
        Accounts Payable and Accrued
          Liabilities                            2,822                11,287
        Accounts Payable - Related Entity          767                     0
                                                ------              --------
             Total Adjustments                    (413)               24,057
                                                ------               -------
Net Cash (Used For) Operations                 (12,768)              (13,025)
Cash Provided by Investing Activities
    Purchase of Equipment                            0                     0
    Purchase of Patents                              0                     0
    Proceeds from Sale of Equipment                  0                     0
    Investments                                      0                     0
                                               -------              --------
Net Cash (Used For) Investing Activities             0                     0

Cash Provided by Financing Activities
    Proceeds from Stock Sold                         0                     0
    Proceeds For Notes Payable                       0                     0
    Proceeds from Notes Payable - Related       13,050                12,969
                                              --------               -------
Net Cash Provide by Financing Activities        13,050                12,969
 Increase (Decrease) in Cash                       282                   (56)
Balance at Beginning of Period                      25                    61
                                               -------                ------
Balance at End of Period                      $    307                $    5
                                              ========                =======
Supplemental Disclosure of NonCash
    Investing and Financing Activities:
    Extinguishment of Note
    and Interest Payable                      $180,540               $     0
                                             =========             =========

    The accompanying notes are an integral part of this financial statement

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1       Interim Financial Statements.
             ----------------------------
The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries have been prepared by the company without audit. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month period ended January 31, 2003; the company's financial position at January 31,2003 and July 31, 2002; and the cash flows for the six-month period ended January 31, 2003 and 2002. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the company's July 31, 2002 Form 10-K. The results for the interim periods ended October 31, 2002 are not necessarily indicative of future financial results.

Note.2   Marketable Securities Available For Sale.
         ----------------------------------------
As of 10/31/02 the Company no longer owns the available for sale securities, because of the agreement between Acrodyne Corporation and CompuSonics Video Corporation and its Subsidiaries. Acrodyne Corporation exchanged the remaining debt to Tyler-Shaw Corporation in the amount of $180,540 for Williams Control stock held in available for sale securities and ProGolf International, Inc. and ProGolf.Com investments in stock.

Note.3  Investments.
        -----------
The Company no longer owns the investments in ProGolf International Inc. and ProGolf.com Inc. These investments along with Williams Controls stock, as stated above in Note 2, were exchanged for the extinguishment of debt from Acrodyne Corporation to one of CompuSonics Video Subsidiaries, Tyler-Shaw Corporation.

Note 4.  Notes Payable Related -Party.
         ----------------------------
Balance of account "note payable -related party" is composed of the following notes payable at January 31, 2003 and July 31, 2002.
                                               January 31, 2003  July 31, 2002
                                             ------------------  -------------
Note payable to Acrodyne from Tyler Shaw               -0-           159,123
Note-payable Delta                                $18,618            $18,618
Reserve note payable Delta                        (18,618)           (18,618)
Note payable Dearborn Wheels, Inc                   8,600                -0-
Note payable TICO                                   3,000                -0-
Note payable First Equity Corporation               6,300              6,300
Note payable Acrodyne Corporation                   7,750              6,300
                                                ---------         ----------
                                      Total        25,650            171,723

Balance of note payable related party decreased from $171,723 at July 31, 2002 to $25,650 at January 31, 2003. The change is mainly due to the extinguishment off of the note payable owned to Acrodyne Corporation from Tyler Shaw Corporation in the amount of $159,123.

Also the Company has recorded a "Reserve account for Delta Net Assets" against Note Payable Delta, totaling $18,618.

The Company borrowed $8,600 from Dearborn Wheels Inc. at 7% interest rate. The note is due on March 12, 2003.

The Company borrowed $3,000 from TICO, a partnership in which the partner is Chairman of the Company. The note bears 7% interest rate and is due on June 23, 2003.

The Company has an outstanding balance of $6,300 owed to First Equity Corporation. The note bears a 10.50% interest rate and is due on June 14, 2003. Also the Company borrowed $1,450 from Acrodyne Corporation bringing the total owing balance to $7,750. The interest rate on the note is 10.75% and the note is due on April 30, 2003.

The Company used the proceeds from the notes in its operating activities for the payment of some accounting fees, etc.

Note 5.     Stockholders Equity.
            -------------------
The Registrant is recording a Reserve account in the amount of $924,671 against all of ScanLine's net assets previously acquired. The " Reserve Equity for Delta Net Assets" includes $400,000 of reserve against the Class A Preferred Stock that was to be issued to ScanLine Technologies, Inc. and $ 524,671 of reserve against Paid in Capital. The Company is currently in litigation with ScanLine Technologies, Inc.

In December 1985, the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to March 31, 2003. The Company may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

One Class B warrant entitles the holder to purchase one share of the Company's common stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to March 31, 2003. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a non-accountable expense allowance of $27,000.

Note 6. Subsequent events.
        -----------------
CompuSonics Video announces consulting agreement with Target Holding  BV.

On February 26, 2003 CompuSonics Video Corporation "CPVD" Chairman, Thomas W. Itin, and Harald Engels, Chairman of Target Holding B.V. of The Netherlands ("Target B.V."), jointly announced that CompuSonics Video ("CPVD") has entered an agreement with Target B.V. to assist in the corporate landing of CPVD's patented technology in the European market and to assist in development of new business areas for CPVD. Additionally, Target B.V. is willing to assist CPVD in a substantial private placement to accredited investors interested in supporting this venture.

CompuSonics Video signs letter of intent to acquire Treesoft (USA).

On March 10, 2003 CompuSonics Video Corporation "CPVD" Chairman, Thomas W. Itin, announced that CPVD has entered into a non-binding Letter of Intent with TreeCAD Engineering, Ltd. (Cyprus) ("TreeCAD Cyprus"), a subsidiary of TreeSoft GmbH & Co. KG ("TreeSoft KG") located in Lindlar, Germany, to acquire newly formed TreeSoft, Inc. (USA) ("TreeSoft USA") in a stock-for-stock transaction. TreeSoft USA holds exclusive rights under license from TreeSoft KG to market and develop further in the NAFTA region the well established TreeSoft software
for electrical engineering.   It is anticipated that a definitive agreement
among the parties will be completed in the near future.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
            ----------------------------------------------------------------
Results of Operations.
Three months ended 01/31/03 compared to three months ended 01/31/02.
--------------------------------------------------------------------

The Registrant did not have any revenues for this quarter. Total income for the three-month period ended January 31, 2003 was $0 compared to $27,746 in the 3-month period ended January 31, 2002. The Company did not have any sales of Delta inventory for this quarter.

In the past, the Registrant has relied on a related company to provide the working funds it has required, but there is no assurance that this will continue in future years. The Registrant recorded interest expenses of $430 for this quarter ending January 31, 2003 compared to interest expense of $4,762 for the quarter ending January 31, 2002. The change is due to the decrease of principal of notes payable-related party.

The Registrant recorded general and administrative expenses of $11,981 for this quarter compared to general and administrative expenses of $52,376 for the previous year quarter. CompuSonics Video Corporation is not reporting Delta activity for this quarter because of the lack of financial information to be provided by ScanLine Technologies. This explains the reason for decrease in general and administrative expenses. General and administrative expenses include professional fees, travel, telephone and other miscellaneous expenses.

Results of Operations.
Six months ended 01/31/03 compared to Six months ended 01/31/02.
----------------------------------------------------------------
The Registrant did not have any revenues for this period. Total income for the six-month period ended January 31, 2003 was $0 compared to $50,776 in the six-month period ended January 31, 2002. No sales of Delta inventory occurred for the period ending January 31, 2003.

In the past, the Registrant has relied on a related company to provide the working funds it has required, but there is no assurance that this will continue in future years. The Registrant recorded interest expenses of $767 for the six-month period ending January 31, 2003 compared to interest expense of $13,814 for the six-month period ending January 31, 2002. The change is due to decrease in principal balance of note payable-related party.

The Registrant recorded general and administrative expenses of $15,139 for this six-month period compared to general and administrative expenses of $99,892 for the same previous year period. CompuSonics Video Corporation is not reporting Delta activity for this period because of the lack of financial information to be provided by ScanLine Technologies. This explains the reason for decrease in general and administrative expenses. General and administrative expenses include professional fees, travel, telephone and other miscellaneous expenses.

The Registrant recorded a gain of $3,552 for the six-month period ending 01/31/03, as a result of the exchange of investments for the satisfaction of related party debt of $180,540 including the principal of $159,123 and the interest of $21,417.


Liquidity and Capital Resources.
-------------------------------
Effective April 30, 2001, the Registrant acquired the assets of the Delta product line of ScanLine Technologies. Those assets were principally the
character generator (CG) technology of ScanLine.   The company was to position
itself to take advantage of very powerful technology and market trends by developing the next generation of HDTV-ready systems. The Company did not have any success with Delta CG Products during 2002 because the Company is in the litigation process with ScanLine Technologies Inc.

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

The Company has developed new plans to increase capital resources and
liquidity.   CompuSonics Video ("CPVD") has entered an agreement with Target
B.V. to assist in the corporate landing of CPVD's patented technology in the European market and to assist in development of new business areas for CPVD. Target B.V. is an internationally recognized management consulting firm which matches European and US businesses desiring to expand. Target B.V. will advise CPVD on various strategic alternatives and assist in locating potential partners interested in delivering additional technology in the field of electrical engineering.

Also, CPVD has entered into a non-binding Letter of Intent with TreeCAD Engineering, Ltd. (Cyprus) ("TreeCAD Cyprus"), a subsidiary of TreeSoft GmbH & Co. KG ("TreeSoft KG") located in Lindlar, Germany, to acquire newly formed TreeSoft, Inc. (USA) ("TreeSoft USA") in a stock-for-stock transaction.
This alliance of TreeSoft USA and CPVD should provide a platform for broadening use of electrical engineering software and digitized information in the construction industry where extensive planning is required for design and documentation for electrical wiring, automatisation, heating and cooling systems and communications cabling. Translation and localization for the E-CAD products is well underway from the original German language and metric version of the software for use in areas where English language and the US measurement version are required or preferable. Management is enthusiastic about prospects for future marketing of Treesoft software in the NAFTA region. Management is looking forward to working with TreeSoft to implement this plan. Introduction into US and NAFTA markets of TreeSoft (USA) is expected to commence during mid to late summer 2003. ( See note 6)

The Company borrowed $2,100 from a related party during this quarter ending January 31, 2003. Balance of year to date borrowed funds from related parties
is $13,050.   The funds were used to pay the accounting fees for services rendered from the independent auditor.

Item 3.    Controls and Procedures.
           -----------------------

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

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------
Currently the Registrant is involved in the litigation with ScanLine Technologies, Inc. ScanLine Technologies, Inc. ("ScanLine") was in disagreement regarding a contract between CPVD and Dave Scull, owner of ScanLine, under which CPVD contracted to buy the Delta assets, owned by ScanLine, on the basis that said assets were worth $1,500,000 - a representation of Dave Scull, who became president of CPVD and owner and president of ScanLine. Stock of CPVD, in value of at least $1,500,000, was promised Scull. In fact, the assets of Delta were worth less than one-half of said figure. The CPVD board has been unwilling and unprepared to transfer to the owner of ScanLine more than what said property was worth. Scull has been insistent on stock of the value of $1,500,000. Litigation was initiated by ScanLine.

The degree of exposure to CPVD is considerable, but the defenses are reported as sound and valid. Outcome of the motion is very uncertain.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K:

            (a) Exhibits

             None

            (b) Reports on Form 8-K
                 8-K extending Time to exercise A and B warrants to March 31
                 2003

                           COMPUSONICS VIDEO CORPORATION

                                   Form 10-QSB

                      For the quarter ended January 31, 2003

                                  Signature Page


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            COMPUSONICS VIDEO CORPORATION
                           --------------------------------
                                   (Registrant)



                                        Signature s/s Thomas W. Itin
                                                  ----------------------
                                                   Thomas W. Itin
                                        Title:  Chairman of the Board of
                                                Directors, President, CEO, COO




Date Signed: March 21, 2003

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,  AS  ADOPTED PURSUANT  TO
SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Quarterly Report of CompuSonics Video Corporation
(the "Company") on Form 10-QSB for the quarter ended January 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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


/s/ Thomas W. Itin
------------------------------------------
Chief  Executive  Officer  and
Chief  Financial  Officer

Dated:   March 21, 2003