Form 10QSB
period 2003-04-30
COMPUSONICS VIDEO CORP
filed 2003-06-20
CIK 777844

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                          FORM  10-QSB

         Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

        For the quarter ended:                    Commission file number:
          April 30, 2003                                   0-14200


                  CompuSonics Video Corporation
           (Exact name of Registrant as specified in its charter)

Colorado                                                           84-1001336
-------------------------------                  -----------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                                    48334
----------------------------------              -----------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing
requirements for the past 90 days:               Yes   X     No ___

As of June 10, 2003 a total of 160,006,250 shares of common stock, $.001 par value, were issued and outstanding.

                    COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
               Form 10-QSB Filing for the Quarter Ended April 30, 2003

                                        INDEX
                                        -------                  Page Number
                                                                 -----------
PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets  datedApril 30, 2003 (Unaudited)
             and July 31, 2002                                              3

             Consolidated Statements of Operations (Unaudited) for
             three months and nine-months ended April 30, 2003  and 2002    4

             Consolidated Statements of Cash Flows (Unaudited) for
             nine months ended April 30, 2003 and 2002                      5

             Notes to Consolidated Financial Statements                   6-9

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         9-11

Item 3.  Controls and Procedures.                                       11-12

PART II.   OTHER INFORMATION

Item 1.  Legal proceedings.                                             11-12

Item 2.  Changes in Securities                                             12

Item 3.  Defaults Upon Senior Securities                                   12

Item 4.  Submission of Matters to a Vote of Security Holders               12

Item 5.  Other Information                                                 12

Item 6.  Exhibits and Reports on Form 8-K                                  12

Signature Page                                                             13

Certification pursuant to 18 USC, section 1350, as adopted, pursuant to
Sections 302 and 906 of the Sarbanes-Oxley act of 2002.                 14-15

Exhibits (a)(i)(ii)(iii)(iv)(v)(vi)                                     16-53

PART I.  FINANCIAL INFORMATION
Item 1.
                          CONSOLIDATED BALANCE SHEETS
                                   ASSETS

                                             04/30/03(Unaudited)    07/31/02
                                             ------------------    ---------
Current Assets
     Cash                                      $     71                 $ 24
     Accounts Receivable - Net of
       reserve for Delta net assets                   0                    0
     Inventory net of reserve for
       Delta net assets                               0                    0
     Market Equity Securities Available for Sale      0               13,953
                                             ----------             --------
            Total Current Assets                     71               13,977
Other Assets
     Investments - related Party                      0              149,432
     Leasehold Improvements                       1,875                1,875
     Less Accumulated Depreciation and
        Delta Reserve                            (1,875)                 (63)
     Equipment                                   61,954               61,954
     Less Accumulated Depreciation and
        Delta Reserve                           (61,954)              (4,425)
     Patents                                    300,000              300,000
     Less Amortization and
        Delta Reserve                          (300,000)              (5,000)
     Goodwill                                   153,000              153,000
     Reserve for Delta Net Assets              (153,000)                   0
                                              ---------             --------
         Total Other Assets                           0              149,432
                                              ---------            ---------
              Total Assets                    $     .71           $  163,409
                                             ==========           ==========
                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Notes Payable to Related Entities
       Net of Reserve for Delta Net Assets      $29,050             $171,723
   Accounts Payable and Accrued Liabilities      52,252               48,047
   Accounts Payable and Accrued Liabilities-
       Related Entities net of reserve for
       Delta Net Assets                         101,867              25,103
                                             ----------           ---------
              Total Liabilities                 183,169             244,872
                                             ----------           ---------
Stockholders' Deficit
   Preferred Stock - Series A Convert.
     Stock 55,000,000 Shares. Authorized
     40,000,000 Shares Issued and outstanding   400,000            400,000
   Preferred Stock - Series B Convert.
     Stock 20,000,000 shares Authorized
     4,000,000 Shares Issued and Outstanding    400,000            400,000
   Common Stock $.001 Par Value, 300,000,000
     Shares Authorized, 160,006,250 Shares
     Issued and Outstanding In 2000  and 1999   160,006            160,006
     Additional Paid-In Capital               1,247,981          1,247,981
     Reserve Equity for Delta Net Assets       (924,671)          (924,671)
      Other Comprehensive Income                      0            (13,604)
     Accumulated Deficit                     (1,466,414)        (1,351,176)
                                             ----------         ----------
       Total Stockholder's Deficit             (183,097)           (81,463)
                                             ----------         ----------
       Total Liabilities and Stockholder's
           Deficit                                  $71          $ 163,409

  The accompanying notes are an integral part of this financial statement

              COMPUSONICS VIDEO CORPORATION AND SUBSIDIARIES
             CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                     For three months     For nine months
                                     Ended April 30       Ended April 30,
                                      2003      2002       2003       2002
                                    ----------------------------------------
Sales of Delta                     $    0   $     0      $    0    $50,776
Miscellaneous Income                    0         0           0          0
                                    -----    ------      ------    -------
                 Total Income           0         0           0     50,776
                                   ------    ------      ------    -------
Cost of Goods Sold                      0     7,269           0     (5,159)
                                   ------    ------      ------    -------
Gross Profit                            0    (7,269)          0     45,581
                                   ------    ------     ------    --------
General and Administrative Expenses
  Staff Salaries                        0         0           0     28,893
  Professional Fees                 5,128    11,143      20,162     28,011
  Consulting Fees - Related Party  96,658         0      96,658          0
  Patent Fees                           0       377           0      4,333
    All Other General And
   Administrative Expenses            340   23,333        446       73,191
                                  -------    ------     -------    -------
        Total General & Administrative
                 Expenses         102,126    34,476    117,266    134,428
                                 --------    ------    --------    -------
Gain (Loss) from Operations      (102,126)  (27,303)   (117,266)  (88,847)

Gain on Exchange of Investment to Extinguish
 Debt from related party                0         0       3,552         0
Interest Income                         0         0           0         0
Interest Expense                     (757)   (4,483)      (1524)  (18,297)
                                    ------   ------     -------   -------
Total Other Income (Expense)         (757)   (4,483)     (2,028)  (18,297)
                                  --------  -------    --------   -------
Net Income (Loss) Before Income
   Taxes                         (102,883)  (31,785)   (115,238) (107,144)
Income Tax Benefit                      0         0           0         0
                                  -------   -------    --------   -------
Net Income (Loss)              $(102,883)  $(31,785)  $(115,238)$(107,144)
                              ==========   ========   =========  ========
Weighted Average Number of
         Common Shares       160,006,250 160,006,250 160,006,250 160,006,250
                             =========== =========== =========== ===========
Net Income (Loss) Per
     Common Share             $   (0.001)  $  (0.000)    $(0.001)  $(0.001)
                              ==========   =========    ========   =======
The accompanying notes are an integral part of this financial statement

                 COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                       For the nine months ended April 30,
                                                  2003          2002
                                       ------------------------------------
Cash Flows From Operating Activities:
      Net Loss                            $  (115,238)      $  (107,144)
      Adjustments to Reconcile Net Loss
      Cash Used by Operating Activities
      Depreciation                                  0            37,032
      Gain on Exchange of Investment           (3,552)                0
      Accrued Interest Income                       0                 0
      (Increase) Decrease In Inventory              0                 0
      (Increase) Decrease In:
        Accounts Receivable and Accrued Assets      0           (10,214)
        Accounts Payable and Accrued
            Liabilities                         4,205            25,290
        Accounts Payable - Related Entity      98,182            22,271
                                             ---------          ---------
             Total Adjustments                 98,834            74,379
                                             --------          ---------
Net Cash (Used For) Operations                (16,404)          (32,765)

Cash Provided by Investing Activities
    Purchase of Equipment                           0                 0
    Purchase of Patents                             0                 0
    Proceeds from Sale of Equipment                 0                 0
    Investments                                     0            (1,000)
                                             --------         ---------
Net Cash (Used For) Investing Activities            0            (1,000)

Cash Provided by Financing Activities
    Proceeds from Stock Sold                        0                 0
    Proceeds For Notes Payable                      0                 0
    Proceeds from Notes Payable - Related      16,450            33,759
                                              -------        ----------
 Net Cash Provided by Financing Activities     16,450            33,759
                                              -------        ----------
Increase (Decrease) in Cash                        46                (6)
Balance at Beginning of Period                     25                61
                                             --------          --------
Balance at End of Period                    $      71           $    55
                                            =========          ========
Supplemental Disclosure of
      NonCash Investing and Financing Activities:
   Extinguishment of Note and Interest
      Payable                                $180,540           $     0
                                          ===========        ==========

The accompanying notes are an integral part of this financial statement

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Interim Financial Statements.
         -----------------------------

The accompanying consolidated financial statements of Registrant and its Sub-sidiaries have been prepared by the Registrant without audit. In the opinion of the Registrant's Management, the financial statements reflect all adjust-ments necessary to present fairly the results of operations for the three-month periods ended April 30, 2003 and 2002; the Registrant's financial position at April 30, 2003 and July 31, 2002; and the cash flows for the nine-month pe-riod ended April 30, 2003 and 2002. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the Registrant's July 31, 2002 Form 10-K.

The results for the interim periods are not necessarily indicative of future financial results.

Note 2.  Marketable securities available for sale.
         -----------------------------------------
As of 10/31/02 the Registrant no longer owns the available for sale securi-ties, because of the agreement between Acrodyne Corporation and the Regis-trant and its Subsidiaries. Acrodyne Corporation exchanged the remaining debt to Tyler-Shaw Corporation in the amount of $180,540 for Williams Controls stock held in available for sale securities and ProGolf International, Inc. and ProGolf.Com investments in stock.

Note 3.  Investments.
         ---------------
The Registrant no longer owns the investments in ProGolf International Inc. and ProGolf.com Inc. These investments along with Williams Controls stock, as stated above in Note 2, were exchanged for the extinguishment of debt from Acrodyne Corporation to one of Registrant's Subsidiaries, Tyler-Shaw Corpo-ration.

Note 4.  Notes payable related -party.
        -----------------------------
Balance of account "note payable -related party" is composed of the following notes payable at April 30, 2003 and July 31, 2002.

                                                April 30, 2003   July 31, 2002
                                                --------------   -------------
Note payable to Acrodyne from Tyler Shaw               $-0-         $159,123
Note-payable Delta                                   18,618           18,618
Reserve note payable Delta                          (18,618)         (18,618)
Note payable Dearborn Wheels, Inc                    12,000              -0-
Note payable TICO                                     3,000              -0-
Note payable First Equity Corporation                 6,300            6,300
Note payable Acrodyne Corporation                     7,750            6,300
                                                    -------         --------
                         Total                       29,050          171,723

Also the Registrant has recorded a "Reserve account for Delta Net Assets" against Note Payable Delta, totaling $18,618. This Note is dated July 31, 2001, and is due upon demand of Holder rather than on any date specified on the note.

The Registrant has borrowed up to $12,000 from Dearborn Wheels Inc. at a 7% interest rate. The note is due on June 12, 2003.

The Registrant borrowed $3,000 from TICO, a partnership in which one of the partners is Chairman of the Registrant. The Note bears a 7% interest rate and is due on June 23, 2003.

The Registrant has an outstanding balance of $6,300 owed to First Equity Cor-poration. The note bears a 10.50% interest rate and is due on June 14, 2003.

Also the Registrant borrowed $1,450 from Acrodyne Corporation bringing the total owed and not paid balance to $7,750. The interest rate on the note is 10.75% and the note was due on April 30, 2003.

Note 5.  Accounts payable and Accrued Liabilities- Related Party.
         --------------------------------------------------------

The Registrant has accrued $ 43,329 of consulting fees owed to First Equity Corporation (FEC), and $ 43,329 of consulting fees owed to Dearborn Wheels Inc (DWI). FEC and DWI are both related parties to the Registrant.

The Registrant started to accrue $10,000 of consulting fees owed to Harald Engels, COO of Registrant for the month of April. (See note 6).

Note 6.  Changes in the Board of directors.
         ----------------------------------

TreeCAD's President and CEO, Harald Engels was engaged by Registrant, begin-ning at the closing date of the purchase agreement, as a part-time officer in the position of President and COO of TreeSoft USA, Inc. and as a Vice Chair-man of the Board of Directors and Chairman of the Executive Committee of the Registrant, operating under a consulting agreement at an annual compensation of $120,000 per year-terms of which will be incorporated into a Consulting Agreement to be executed subsequent to this purchase Agreement has been executed.

Note 7.  Stockholders Equity.
         --------------------

The Registrant is recording a Reserve account in the amount of $924,671 against all of ScanLine's net assets previously recorded. The " Reserve Eq-uity for Delta Net Assets" includes $400,000 of reserve against the 40,000,000 Class A Restricted and legended Preferred Stock that was to be issued to ScanLine Technologies, Inc. and $ 524,671 of reserve against Paid in Capital. The Reserve against Class A Preferred Stock was recorded because the Board of Directors decided not to issue the withheld stock certificates to ScanLine Technologies, Inc. The Registrant is currently in litigation with ScanLine Technologies, Inc. (See Item 1. under Legal Proceedings).

The Registrant has 4,000,000 shares of restricted and legended Preferred Class B stock, issued and outstanding, out of 20,000,000 shares authorized. The legended shares were issued in connection with a debt conversion and forgive-ness transaction as approved by the Registrant's Board of Directors. The holders of these lengended shares are not entitled to dividends on their shares of legended preferred stock. Series B legended preferred stock shall be convertible, in whole or in part, into legended shares of common stock, $0.001 par value per share (the "Common Stock"), of the Registrant on the basis of 10 shares of legended Common Stock for each share of Series B Preferred Stock.

In December 1985, the Registrant completed a public offering of 30,000,000 units, each consisting of one share of the Registrant's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and cur-rently extended to June 30, 2003. The Registrant may redeem the Class A war-rants at $.001 per warrant if certain conditions are met.

One Class B warrant entitles the holder to purchase one share of the Regis-trant's common stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to June 30, 2003. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a non-accountable expense allowance of $27,000.

Note 8.  Current Events.
         -----------------
- CompuSonics Video announces a consulting agreement with Target Holding B.V.

On February 26, 2003 the Registrant's Chairman, Thomas W. Itin, and Harald Engels, Chairman of Target Holding B.V. of The Netherlands ("Target B.V."), jointly announced that the Registrant has entered into an agreement with Target B.V. to assist in the corporate landing of the Registrant's patented technol-ogy in the European market and to assist in development of new business areas for the Registrant. Additionally, Target B.V. is willing to assist the Regis-trant in a substantial private placement of legended securities to accredited investors interested in supporting this venture.

- CompuSonics Video has signed a letter of intent to acquire TreeSoft (USA).

On March 10, 2003 the Registrant's Chairman, Thomas W. Itin, announced that Registrant has entered into a non-binding Letter of Intent with TreeCAD Engi-neering, Ltd. (Cyprus) ("TreeCAD Cyprus") (the former name was TreeCAD Inter-national Ltd.), a subsidiary of TreeSoft GmbH & Co. KG ("TreeSoft Germany") located in Lindlar, Germany, to acquire newly formed TreeSoft, Inc. (USA) ("TreeSoft USA") in a stock-for-stock transaction. TreeSoft USA holds exclu-sive rights under license from TreeSoft Germany to market and develop further in the NAFTA region the in Europe well-established TreeSoft software for electrical engineering. The definitive agreement among the parties was com-pleted on March 24, 2003.

- CompuSonics Video has signed a purchase agreement to acquire TreeSoft USA.

On March 25, 2003 the Registrant signed the purchase agreement with TreeCAD Engineering Ltd. ("TreeCAD"). A stock for stock exchange of the Registrant and TreeSoft USA common stock is intended by the Registrant and TreeSoft USA. TreeCAD is desirous of establishing a presence in the United States markets through ownership of Registrant's preferred class "B" stock, convertible into common stock, and through the introduction and sale of its equipment via the Registrant and TreeSoft USA. The Registrant owns certain products and pat-ented technologies, which it intends to establish within the broadcast and video industries through supplementary services of TreeSoft USA. Both parties concur that the American market offers great potential for the TreeSoft prod-ucts and will be enjoyed by the American public, which the American public will learn about these great products through the combined marketing efforts by TreeSoft USA and the Registrant. TreeSoft USA has the translated product accurately identified fully from the German into English language, and the product is in hand and ready to take to market, pursuant to the terms of this agreement, provided TreeCAD acts within eighteen (18) months.

Item 2. Management's Discussion and Analysis of Financial Condition and Re-sults of Operations.
         -------------------------------------------------------------------

Results of Operations. - Three months ended 04/30/03 compared to three months ended 04/30/02.

The Registrant did not have any revenues for this quarter. Total income for the three-month period ended April 30, 2003 and April 30, 2002 was $0.

In the past, the Registrant has relied on a related company to provide the working funds it has required, but there is no assurance that this will con-tinue in future years. The Registrant recorded interest expenses of $757 for this quarter ending April 30, 2003 compared to interest expense of $4,483 for the quarter ending April 30, 2002. The change is due to the decrease of prin-cipal of notes payable-related party.

The Registrant recorded general and administrative expenses of $102,126 for this quarter compared to general and administrative expenses of $34,476 for the previous year's quarter. The Registrant is accruing a total of $96,658 of consulting fees owed to related parties for this year's quarter. The Regis-trant is unable to report Delta activity for this quarter because of the litigation with ScanLine Technologies, Inc, and subsequently, failure of Dave Scull, President of ScanLine, to provide the financial information for ScanLine's (Delta) activity.

General and administrative expenses include professional fees, consulting fees, travel, telephone and other miscellaneous expenses.

Results of Operations.  -   Nine months ended 04/30/03 compared to nine
months ended 04/30/02

The Registrant did not have any revenues for this period. Total income for the nine-month period ended April 30, 2003 was $0 compared to $50,776 in the nine-month period ended April 30, 2002.

In the past, the Registrant has relied on a related company to provide the working funds it has required, but there is no assurance that this will con-tinue in future years. The Registrant recorded interest expenses of $1,524 for the nine-month period ending April 30, 2003 compared to interest expense of $18,297 for the nine-month period ending April 30, 2002. The change is due to decrease in principal balance of a Note payable to a related party.

The Registrant recorded general and administrative expenses of $117,266 for this nine-month period compared to general and administrative expenses of $134,428 for the same previous year period. The Registrant is accruing $96,658 of consulting fees owed to related parties for this nine-month period ending April 30, 2003. The Registrant is not reporting Delta activity for this quarter because of the litigation with ScanLine Technologies, Inc, and becaue of the subsequent failure of Dave Scull, President of ScanLine, to provide the financial information for ScanLine's (Delta) activity.

General and administrative expenses include professional fees, consulting fees, travel, telephone and other miscellaneous expenses.

The Registrant recorded a gain of $3,552 for the nine-month period ending 04/30/03, as a result of the exchange of investments for the satisfaction of a related party debt of $180,540 including the principal of $159,123 and the interest of $21,417.

Liquidity and Capital Resources.
---------------------------------

Effective April 30, 2001, the Registrant acquired the assets of the Delta product line of ScanLine Technologies. Those assets were principally the character generator (CG) technology of ScanLine.

The Registrant was to position itself to take advantage of very powerful technology and market trends by developing the next generation of HDTV-ready systems. The Registrant did not have any success with Delta CG Products dur-ing 2002 because the Registrant is in the litigation process with ScanLine Technologies Inc.

There is no assurance, however, that the Registrant will succeed bringing to market updated CG technology acceptable to its existing customer base or pro-spective new customers. In the CG-DTV market segment, there are many competi-tors more highly capitalized and widely recognized. More significantly, because of recent developments contributing to significant advances in reliability and ease of use of computer hardware and software systems, there may be less demand in the future for dedicated CG workstations.

The Registrant plans to borrow from lenders and is considering an offering of Restricted convertible debt, convertible preferred or common stock in a private placement under rule 144.

The Registrant has developed new plans to increase capital resources and li-quidity.

The Registrant has entered into an agreement with Target B.V. to assist in the corporate landing of Registrant's patented technology in the European market and to assist in development of new business areas for the Registrant. Target B.V. is an internationally recognized management-consulting firm, which matches European and US businesses desiring to expand. Target B.V. will ad-vise the Registrant on various strategic alternatives and assist in locating potential partners interested in delivering additional technology in the field of electrical engineering.

Also, Registrant has entered into a non-binding Letter of Intent with TreeCAD Engineering, Ltd. (Cyprus) ("TreeCAD Cyprus"), a subsidiary of TreeSoft GmbH & Co. KG ("TreeSoft KG") located in Lindlar, Germany, to acquire newly formed TreeSoft, Inc. (USA) ("TreeSoft USA") in a stock-for-stock transaction. This alliance of TreeSoft USA and the Registrant should provide a platform for broadening use of electrical engineering software and digitized information in the construction industry where extensive planning is required for design and documentation for electrical wiring, automatisation, heating and cooling systems and communications cabling. Translation and localization for the E-CAD products is well underway from the original German language and metric version of the software for use in areas where English language and the US measurement version are required or preferable. Management is enthusiastic about prospects for future marketing of TreeSoft software in the NAFTA re-gion. Management is looking forward to working with TreeSoft to implement this plan. Introduction into US and NAFTA markets of TreeSoft USA is expected to commence during spring of 2004.

Balance of Note payable to a related party decreased from $171,723 at July 31, 2002 to $29,050 at April 30, 2003. The change is mainly due to the extin-guishment off of the Note payable owned to Acrodyne Corporation from Tyler Shaw Corporation in the amount of $159,123.

The Registrant borrowed $3,400 from a related party during the quarter end-ing April 30, 2003. Balance of year to date borrowed funds from related parties is $16,450. The funds were used to pay the accounting fees for services rendered by the independent auditor.


Item 3.  Controls and Procedures.
         ------------------------

a)  Evaluation of Disclosure Controls and Procedures.
    --------------------------------------------------

Within the 90 days prior to the date of this Report the Registrant carried out an evaluation, under supervision of the Registrant's Management of the effectiveness of the design and operation of the Registrant's disclosure con-trols and procedures pursuant to the requirements of the Exchange Act Rule 13a-
14. The Management concluded that the internal controls and procedures are effective in this regard.

b)  Changes in Internal Controls
    -----------------------------

There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these internal controls subse-quent to the date of the most recent evaluation.

                           PART II.  OTHER INFORMATION

Item 1.  Legal proceedings.
         -----------------

Litigation with Dave Scull and ScanLine Technologies Inc started on July 22, 2002. Dave Scull and ScanLine initiated the litigation against Registrant, Thomas W. Itin, and Robert Flynn. They have alleged that Registrant is in ma-terial breach of the Asset Purchase Agreement dated April 21, 2001 between ScanLine Technologies and Registrant, ScanLine Technologies, Inc. ("ScanLine") claims that it has not received Registrant's stock under a contract between Registrant and Dave Scull, owner of ScanLine, under which the Registrant con-tracted to buy the Delta assets, owned by ScanLine, on the basis that said assets were worth $1,500,000 - a representation made by Dave Scull, who became president of Registrant and is owner and president of ScanLine. Stock of Reg-istrant, represented in value as of at least $1,500,000, was the considera-tion of Scull. In fact, the assets of Delta were worth substantially less than said figure. The Registrant's Board of Directors has been unwilling and reluctant to transfer to the owner of ScanLine more than what said property was worth. Scull has been insistent on stock in value of $1,500,000.

Defendants have denied Plaintiff's allegations. Plaintiff skkds a reward of damages, in an amount to be proven at trial, and that the Asset Pur-chase Agreement be declared null and void. Defendants have prayed that the Court enter judgment, denying any relief to ScanLine.

On October 28, 2002 U.S District Court heard oral argument on Defendant's Mo-tion to transfer this matter to the United States District Court for Eastern District of Michigan. Defendant's Motion was denied. No other significant ac-tions have taken place so far in this litigation.

The degree of exposure to the Registrant is considerable, but defenses are believed sound and valid. The outcome to date is uncertain.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits
            (i)   Consulting Agreement With Dearborn Wheels, Inc.
            (ii)  Consulting Agreement With First Equity Corporation
            (iii) Letter of Understanding between Target Holdings and
                  Registrant
            (iv)  Target Holding B.V. Consulting Agreement
            (v)   Letter of Intent from TreeCAD International
            (vi)  Purchase Agreement for TreeSoft, Inc. (USA)

         (b)       Reports on Form 8-K
                  Extension of Warrants dated March 24, 2003

                            COMPUSONICS VIDEO CORPORATION

                                     Form 10-QSB

                        For the quarter ended April 30, 2003

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


Date Signed:   June 20, 2003

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,  AS  ADOPTED PURSUANT  TO
SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

     In connection with the Quarterly Report of CompuSonics Video Corporation (the "Registrant") on Form 10-QSB for the quarter ended April 30, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report referenced above has been read and reviewed by the undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the
        Registrant.

4. Based upon my knowledge, the Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

5. Based upon my knowledge, the financial statements, and other such financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Registrant as of, and for, the periods presented in the Report.

6.     I acknowledge that the Chief Executive Officer and Chief Financial
       Officer:

A.     are responsible for establishing and maintaining "disclosure controls
       and procedures"  for  the   Registrant;

B. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report was being prepared;

C. have evaluated the effectiveness of the Registrant's disclosure Controls and procedures within 90 days of the date of the Report; and

D. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

E.     have disclosed to the issuer's auditors and to the audit committee of
       the Board  of  Directors  of  the   Registrant  (or  persons  fulfilling
       the equivalent function):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize, and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
    (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

F. have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Thomas W. Itin
------------------------------------------
Chief  Executive  Officer  and
Chief  Financial  Officer
Dated: June 20, 2003

Exhibit (a) (i)
                              CONSULTING AGREEMENT
                              --------------------

     THIS AGREEMENT is entered into as of April 1, 2002 by and between COMPUSONICS VIDEO CORPORATION, a Colorado corporation, having its principal place of business at 32751 Middlebelt Road, Suite B, Farmington Hills, MI 48334 ("Company") and DEARBORN WHEELS, INC., a Michigan corporation, having its principal place of business at 32751 Middlebelt Road, Suite B, Farmington Hills, MI 48334 ("Consultant").

                                     RECITALS
                                      ---------

     WHEREAS, the Company is in the business of manufacturing analog and digital character generator solutions for television broadcast and video post-production markets; and

     WHEREAS, the Consultant is in the business of management consulting and merchant banking.

     WHEREAS, the Consultant, in the course of providing consulting services has been or will be given access to certain confidential and proprietary materials and information belonging either to the Company or the Company's clients and customers which constitute "trade secrets" of the Company.

                                   AGREEMENT
                                   ---------

     NOW, THEREFORE, in consideration of the premises and mutual covenants hereinafter contained, and other good and valuable consideration, the receipt and sufficiency of which hereby is acknowledged by the parties, the parties hereto agree as follows:

1.     THE SERVICES
       ------------

     The Consultant agrees to provide consulting and administrative services for the Company as requested by the Company's CEO. Exhibit A hereto describes the types of services that may be provided by Consultant if so requested and each type of activity will require that a budget be prepared for CEO approval in advance of services rendered by the Consultant, if such activity requires direct expenditures by the Company and/or expenses reimbursable by the Company to Consultant. Such services shall be provided by employees and/or other representatives or agents of Consultant. For purposes of this Agreement, "Consultant" shall be deemed to include all employees and management of the Consultant and/or other representatives or agents of the Consultant unless the context requires otherwise or unless otherwise specifically stated.

2.     WORK FOR HIRE
       -------------

      a. It is the intention of the parties hereto that all rights, including without limitation copyright, in any written materials, software products, reports, memoranda or notes prepared by the Consultant pursuant to the terms of this Agreement, or otherwise for Company (hereinafter the "Work") vest in Company. The parties expressly acknowledge that the Work was specially ordered or commissioned by Company, and further agree that it shall be considered a "Work Made for Hire" within the meaning of the copyright laws of the United States and that Company is entitled, as author, to the copyright and all other rights therein, throughout the world, including, but not limited to, the right to make such changes therein and such uses thereof, as it may determine in its sole and absolute discretion.

      b. If, for any reason, the Work is not considered a work made for hire under the copyright law, then the Consultant hereby grants and assigns to Company, its successors and assigns, all of its rights, title, and interest in and to the Work, including, but not limited to, the copyright therein throughout the world (and any renewal, extension or reversion copyright now or hereafter provided), and all other rights therein of any nature whatsoever, whether now known or hereafter devised, including, but not limited to the right to make such changes therein, and such uses thereof, as Company may determine in its sole and absolute discretion.

3.     PROPRIETARY INFORMATION
       -----------------------
      a. For purposes of this Agreement, "proprietary information" shall mean any information relating to the business of Company that has not previously been publicly released by duly authorized representatives of Company and shall include (but shall not be limited to) information encompassed in all proposals, marketing and sales plans, financial information, costs, pricing information, computer programs (including source code, object code, algorithms and models), customer information, customer lists, and all methods, concepts, know-how or ideas in or reasonably related to the business of Company as well as confidential information belonging to Company's customers or clients.

      b. Consultant agrees to regard and preserve as confidential, all proprietary information, whether Consultant has such information in memory or in writing or other physical form. Consultant shall not, without written authority from Company to do so, directly or indirectly, use for the benefit or purposes, nor disclose to others, either during the term of its engagement hereunder of thereafter, except as required by the conditions of Consultant's engagement hereunder, any proprietary information.

      c. Consultant shall not disclose any reports, recommendations, conclusions or other results of the Work or the existence or the subject matter of this contract without the prior written consent of Company. In Consultant's performance hereunder, Consultant shall comply with all legal obligations it may now or hereafter have respecting the information or other property of any other person, firm or corporation.

      d. The Consultant expressly agrees that the covenants set forth in this Paragraph are being given to Company in connection with the engagement of the Consultant by Company and that such covenants are intended to protect Company against the competition by the Consultant, within the terms stated, to the fullest extent deemed reasonable and permitted in law and equity. In the event that the foregoing limitations upon the conduct of the Consultant are beyond those permitted by law, such limitations, both as to time and geographical area, shall be, and be deemed to be, reduced in scope and effect to the maximum extent permitted by law.

4.     SUIT FOR DAMAGES
       ----------------

     If Consultant breaches any of its covenants contained in this Agreement, the Company may sue for damages arising out of such breach and otherwise enforce this Agreement and obtain all remedies available under applicable law; provided that any such suit, other action or remedy must be initiated within three (3) months of the termination of this Agreement.

5.     FEES AND REIMBURSEMENT OF CERTAIN EXPENSES
      -------------------------------------------

      a. Company shall pay Consultant a flat consulting fee equal to three thousand three hundred and thirty three dollars and thirty three cents ($3,333.33) per month, plus reasonable and necessary expenses approved in advance by the CEO, including but not limited to travel expenses directly related to the consulting services performed by Consultant hereunder.

      b. The Consultant shall invoice the Company monthly for its consulting fee. The Company will pay the regular consulting fee amount monthly on the last day of the month. Consulting fees unpaid will be reflected as an expense in the financial statements.

      c. The Company shall reimburse the Consultant, on a monthly basis, for all reasonable and necessary expenses, approved in advance by the CEO, incurred in connection with the business of the Company while providing services to the Company as requested by the CEO. Consultant, on a monthly basis, shall provide the Company with an itemized statement of reimbursable expenses in form and substance as required by the Company from time to time for purposes of complying with the rules and regulations of the Internal Revenue Service. Approved expenses will be reimbursed by the Company only upon receipt by the Company of an itemized statement therefore.

      d. The consulting fee initially approved by the Company was $60,000 per year and, in consideration of the Consultant agreeing to reduce the consulting fee to $40,000 per year for the full term of this Agreement, the Company has agreed to pay Consultant a one-time fee of $20,000. Payment of this fee shall be deferred until the Company receives its gross proceeds from the exercise of its publicly-held Series A Warrants to provide sufficient cash flow to pay it without hindering its operational plan for development of its Delta Epic CG prototype and production unit. The deferred fee will not accrue interest.

6.     BENEFITS
      ---------

      The Consultant, as an independent contractor, shall not be entitled to any compensation, wages, bonuses or benefits other than the fees and reimbursement of expenses provided under Paragraph 5 of this Agreement.

7.      DUTY TO REPORT INCOME
        ---------------------

     The Consultant acknowledges and agrees that it is an independent contractor and not an employee of the Company and that it is Consultant's sole obligation to report as income all compensation received from Company pursuant to this Agreement. The Consultant further agrees that the Company shall not be obligated to pay withholding taxes, social security, unemployment taxes, disability insurance premiums, or similar items, in connection with any payments made to the Consultant pursuant to the terms of this Agreement.

8.     TERM AND TERMINATION
       --------------------
     This Agreement shall be effective beginning as of April 1, 2002 and shall continue through March 31, 2007. This Agreement may be terminated at any time by either party upon written notice to the other party. If the Company terminates this Agreement and such termination is approved by the Board of Directors of the Company, Consultant shall be entitled to receive all consulting fees due through the date of termination, reimbursement of all expenses incurred through the date of termination. Further, if this Agreement is terminated by the Company, with Board approval, after April 1, 2003, and it is not terminated for cause (as defined below), the Company shall pay Consultant an additional $$9,999.99, representing three additional months of consulting fees after the date of termination. This Agreement shall be terminated "for cause" if the Company's Board of Directors determines that the Consultant has engaged in illegal acts or other acts which materially adversely affect the Company, or has willfully breached any material provision of this Agreement, or habitually neglects or fails to perform the service required hereunder. If the Company terminates this Agreement for any reason without approval of its Board of Directors, the Company shall pay Consultant the balance of any unpaid consulting fees due through end of the term of this Agreement (March 31, 2007), and such fees shall accrue and become immediately payable upon such termination. If this Agreement is terminated by the Consultant, the Company shall pay Consultant for all consulting fees and reimbursement for expenses incurred through the date of termination and all unpaid amounts therefore shall become due and payable immediately upon termination. Upon termination or expiration of this Agreement, Consultant shall return to Company any and all equipment, documents or materials, and all copies made thereof, which Consultant received from Company for the purposes of this Agreement.

9.     INDEMNIFICATION
       ---------------
     The Consultant shall indemnify and save Company harmless from and against all claims arising in favor of any person, firm or corporation on account of personal injury or property damage in any way resulting from any illegal acts of Consultant. The foregoing indemnity shall include all costs incurred by Company, including reasonable attorneys' fees.

10.     NOTICES
       --------

     All notices and billings shall be in writing and sent via first class mail to Company and Consultant at their respective addresses set forth at the beginning of this Agreement, or to such other address as either party shall notify the other party by notice given hereunder.

11.     GENERAL
        -------

      a. The terms and conditions of Paragraphs 2, 3, and 4 hereof shall survive the termination of this Agreement or completion of the consulting services described in Paragraph 1 hereof, as the case may be.

      b. Neither party shall assign this Agreement without the prior written consent of the other party. Consultant shall not delegate its duties hereunder and shall not subcontract any of the consulting services to be performed hereunder without the prior written consent of the Company.

      c. Consultant shall perform the consulting services described herein as an independent contractor and shall not be considered an employee, partner, or joint venturer of Company or otherwise related to Company for any purpose.

      d. This Agreement shall be governed by the laws of the State of Michigan.

      e. This Agreement constitutes the entire understanding between Consultant and Company respecting the consulting services described herein.

      f. The unenforceability or invalidity of any provision of this Agreement shall not affect the enforceability or validity of the remainder of this Agreement.

      g. The failure of either party to exercise its rights under this Agreement shall not be deemed to be a waiver of such rights or a waiver of any subsequent breach.

     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                                        COMPUSONICS VIDEO CORPORATION


                                        By   /s/        Robert J. Flynn,
                                            ----------------------------
                                             Robert J. Flynn, Director

                                        DEARBORN WHEELS, INC.
                                        Federal Tax ID # ________________

                                        By   /s/      Dawn E. Goode
                                           ------------------------------
                                              Dawn E. Goode, President


                                       EXHIBIT A
                                      -----------

Description of Types of Consulting Services
That The Company May Request Consultant to Perform

Assist the Company with Public Relations

Assist the Company with Investor Relations

Assist in developing its strategy for corporate finance

Assist in the preparation of the Company's periodic reports filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended

Assist the Company in its annual audit and in the preparation of its annual audited financial statements

Assist in the preparation and review of the Company's registration statements to be filed with the SEC under the Securities Act of 1933, as amended

Other services as agreed to from time to time

Exhibit (a)(ii)
                             CONSULTING AGREEMENT
                             --------------------

     THIS AGREEMENT is entered into as of April 1, 2002 by and between COMPUSONICS VIDEO CORPORATION, a Colorado corporation, having its principal place of business at 32751 Middlebelt Road, Suite B, Farmington Hills, MI 48334 ("Company") and FIRST EQUITY CORPORATION, a Michigan corporation, having its principal place of business at 32751 Middlebelt Road, Suite B, Farmington Hills, MI 48334 ("Consultant").

                                  RECITALS
                                  ---------

     WHEREAS, the Company is in the business of manufacturing analog and digital character generator solutions for television broadcast and video post-production markets; and

     WHEREAS, the Consultant is in the business of management consulting and merchant banking.

     WHEREAS, the Consultant, in the course of providing consulting services has been or will be given access to certain confidential and proprietary materials and information belonging either to the Company or the Company's clients and customers which constitute "trade secrets" of the Company.

                                AGREEMENT
                                ---------
     NOW, THEREFORE, in consideration of the premises and mutual covenants hereinafter contained, and other good and valuable consideration, the receipt and sufficiency of which hereby is acknowledged by the parties, the parties hereto agree as follows:

1.     THE SERVICES
       ------------

     The Consultant agrees to provide consulting and administrative services for the Company as requested by the Company's CEO. Exhibit A hereto describes the types of services that may be provided by Consultant if so requested and each type of activity will require that a budget be prepared for CEO approval in advance of services rendered by the Consultant, if such activity requires direct expenditures by the Company and/or expenses reimbursable by the Company to Consultant. Such services shall be provided by employees and/or other representatives or agents of Consultant. For purposes of this Agreement, "Consultant" shall be deemed to include all employees and management of the Consultant and/or other representatives or agents of the Consultant unless the context requires otherwise or unless otherwise specifically stated.

2.     WORK FOR HIRE
       -------------

      a. It is the intention of the parties hereto that all rights, including without limitation copyright, in any written materials, software products, reports, memoranda or notes prepared by the Consultant pursuant to the terms of this Agreement, or otherwise for Company (hereinafter the "Work") vest in Company. The parties expressly acknowledge that the Work was specially ordered or commissioned by Company, and further agree that it shall be considered a "Work Made for Hire" within the meaning of the copyright laws of the United States and that Company is entitled, as author, to the copyright and all other rights therein, throughout the world, including, but not limited to, the right to make such changes therein and such uses thereof, as it may determine in its sole and absolute discretion.

      b. If, for any reason, the Work is not considered a work made for hire under the copyright law, then the Consultant hereby grants and assigns to Company, its successors and assigns, all of its rights, title, and interest in and to the Work, including, but not limited to, the copyright therein throughout the world (and any renewal, extension or reversion copyright now or hereafter provided), and all other rights therein of any nature whatsoever, whether now known or hereafter devised, including, but not limited to the right to make such changes therein, and such uses thereof, as Company may determine in its sole and absolute discretion.

3.     PROPRIETARY INFORMATION
      ------------------------

      a. For purposes of this Agreement, "proprietary information" shall mean any information relating to the business of Company that has not previously been publicly released by duly authorized representatives of Company and shall include (but shall not be limited to) information encompassed in all proposals, marketing and sales plans, financial information, costs, pricing information, computer programs (including source code, object code, algorithms and models), customer information, customer lists, and all methods, concepts, know-how or ideas in or reasonably related to the business of Company as well as confidential information belonging to Company's customers or clients.

      b. Consultant agrees to regard and preserve as confidential, all proprietary information, whether Consultant has such information in memory or in writing or other physical form. Consultant shall not, without written authority from Company to do so, directly or indirectly, use for the benefit or purposes, nor disclose to others, either during the term of its engagement hereunder of thereafter, except as required by the conditions of Consultant's engagement hereunder, any proprietary information.

      c. Consultant shall not disclose any reports, recommendations, conclusions or other results of the Work or the existence or the subject matter of this contract without the prior written consent of Company. In Consultant's performance hereunder, Consultant shall comply with all legal obligations it may now or hereafter have respecting the information or other property of any other person, firm or corporation.

     d. The Consultant expressly agrees that the covenants set forth in this Paragraph are being given to Company in connection with the engagement of the Consultant by Company and that such covenants are intended to protect Company against the competition by the Consultant, within the terms stated, to the fullest extent deemed reasonable and permitted in law and equity. In the event that the foregoing limitations upon the conduct of the Consultant are beyond those permitted by law, such limitations, both as to time and geographical area, shall be, and be deemed to be, reduced in scope and effect to the maximum extent permitted by law.

4.     SUIT FOR DAMAGES
       ----------------

     If Consultant breaches any of its covenants contained in this Agreement, the Company may sue for damages arising out of such breach and otherwise enforce this Agreement and obtain all remedies available under applicable law; provided that any such suit, other action or remedy must be initiated within three (3) months of the termination of this Agreement.

5.     FEES AND REIMBURSEMENT OF CERTAIN EXPENSES
       ------------------------------------------

      a. Company shall pay Consultant a flat consulting fee equal to three thousand three hundred and thirty three dollars and thirty three cents ($3,333.33) per month, plus reasonable and necessary expenses approved in advance by the CEO, including but not limited to travel expenses directly related to the consulting services performed by Consultant hereunder.

      b. The Consultant shall invoice the Company monthly for its consulting fee. The Company will pay the regular consulting fee amount monthly on the last day of the month. Consulting fees unpaid will be reflected as an expense in the financial statements.

      c. The Company shall reimburse the Consultant, on a monthly basis, for all reasonable and necessary expenses, approved in advance by the CEO, incurred in connection with the business of the Company while providing services to the Company as requested by the CEO. Consultant, on a monthly basis, shall provide the Company with an itemized statement of reimbursable expenses in form and substance as required by the Company from time to time for purposes of complying with the rules and regulations of the Internal Revenue Service. Approved expenses will be reimbursed by the Company only upon receipt by the Company of an itemized statement therefore.

      d. The consulting fee initially approved by the Company was $60,000 per year and, in consideration of the Consultant agreeing to reduce the consulting fee to $40,000 per year for the full term of this Agreement, the Company has agreed to pay Consultant a one-time fee of $20,000. Payment of this fee shall be deferred until the Company receives its gross proceeds from the exercise of its publicly-held Series A Warrants to provide sufficient cash flow to pay it without hindering its operational plan for development of its Delta Epic CG prototype and production unit. The deferred fee will not accrue interest.

6.     BENEFITS
       ----------

     The Consultant, as an independent contractor, shall not be entitled to any compensation, wages, bonuses or benefits other than the fees and reimbursement of expenses provided under Paragraph 5 of this Agreement.

7.     DUTY TO REPORT INCOME
       ---------------------

     The Consultant acknowledges and agrees that it is an independent contractor and not an employee of the Company and that it is Consultant's sole obligation to report as income all compensation received from Company pursuant to this Agreement. The Consultant further agrees that the Company shall not be obligated to pay withholding taxes, social security, unemployment taxes, disability insurance premiums, or similar items, in connection with any payments made to the Consultant pursuant to the terms of this Agreement.

8.     TERM AND TERMINATION
       --------------------

     This Agreement shall be effective beginning as of April 1, 2002 and shall continue through March 31, 2007. This Agreement may be terminated at any time by either party upon written notice to the other party. If the Company terminates this Agreement and such termination is approved by the Board of Directors of the Company, Consultant shall be entitled to receive all consulting fees due through the date of termination, reimbursement of all expenses incurred through the date of termination. Further, if this Agreement is terminated by the Company, with Board approval, after April 1, 2003, and it is not terminated for cause (as defined below), the Company shall pay Consultant an additional $$9,999.99, representing three additional months of consulting fees after the date of termination. This Agreement shall be terminated "for cause" if the Company's Board of Directors determines that the Consultant has engaged in illegal acts or other acts which materially adversely affect the Company, or has willfully breached any material provision of this Agreement, or habitually neglects or fails to perform the service required hereunder. If the Company terminates this Agreement for any reason without approval of its Board of Directors, the Company shall pay Consultant the balance of any unpaid consulting fees due through end of the term of this Agreement (March 31, 2007), and such fees shall accrue and become immediately payable upon such termination. If this Agreement is terminated by the Consultant, the Company shall pay Consultant for all consulting fees and reimbursement for expenses incurred through the date of termination and all unpaid amounts therefore shall become due and payable immediately upon termination. Upon termination or expiration of this Agreement, Consultant shall return to Company any and all equipment, documents or materials, and all copies made thereof, which Consultant received from Company for the purposes of this Agreement.

9.     INDEMNIFICATION
       ---------------

     The Consultant shall indemnify and save Company harmless from and against all claims arising in favor of any person, firm or corporation on account of personal injury or property damage in any way resulting from any illegal acts of Consultant. The foregoing indemnity shall include all costs incurred by Company, including reasonable attorneys' fees.

10.     NOTICES
        --------

     All notices and billings shall be in writing and sent via first class mail to Company and Consultant at their respective addresses set forth at the beginning of this Agreement, or to such other address as either party shall notify the other party by notice given hereunder.

11.     GENERAL
        -------

      a. The terms and conditions of Paragraphs 2, 3, and 4 hereof shall survive the termination of this Agreement or completion of the consulting services described in Paragraph 1 hereof, as the case may be.

      b. Neither party shall assign this Agreement without the prior written consent of the other party. Consultant shall not delegate its duties hereunder and shall not subcontract any of the consulting services to be performed hereunder without the prior written consent of the Company.

      c. Consultant shall perform the consulting services described herein as an independent contractor and shall not be considered an employee, partner, or joint venturer of Company or otherwise related to Company for any purpose.

      d. This Agreement shall be governed by the laws of the State of Michigan.

      e. This Agreement constitutes the entire understanding between Consultant and Company respecting the consulting services described herein.

      f. The unenforceability or invalidity of any provision of this Agreement shall not affect the enforceability or validity of the remainder of this Agreement.

      g. The failure of either party to exercise its rights under this Agreement shall not be deemed to be a waiver of such rights or a waiver of any subsequent breach.

      IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                                          COMPUSONICS VIDEO CORPORATION


                                          By   /s/   Robert J. Flynn
                                               Robert J. Flynn, Director

                                          FIRST EQUITY CORPORATION
                                          Federal Tax ID # ______________

                                          By   /s/   Shirley B. Itin
                                               Shirley B. Itin, President

                                     EXHIBIT A
                                     ---------

Description of Types of Consulting Services
That The Company May Request Consultant to Perform

Assist the Company with Public Relations

Assist the Company with Investor Relations

Assist in developing its strategy for corporate finance

Assist in the preparation of the Company's periodic reports filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended

Assist the Company in its annual audit and in the preparation of its annual audited financial statements

Assist in the preparation and review of the Company's registration statements to be filed with the SEC under the Securities Act of 1933, as amended

Other services as agreed to from time to time

Exhibit (a)(iii)
                             Letter of Understanding


                              Maastricht, August 8, 2002

This Letter of Understanding ("LOU") is made as of the 8th day of August, 2002 by and between

CompuSonics Video Corp. ("CPVD"), 32751 Middlebelt Road, Suite B, Farmington Hills, MI 48334
                                     and

Target Holding B.V. (Target), Dr. Nevenstraat 7b, Maastricht, 6224 DD, Netherlands.

Whereas, Target is a consulting firm for public and private companies with specific expertise in providing business consulting and advisory services. In this case Target is a deal-broker for CPVD and TreeSoft, Inc. (USA).

Whereas, CPVD is a high-tech technology holding company. The company is listed on the NASDAQ Bulletin Board, currently under the symbol: CPVDE


Preamble:

This LOU regulates pre-conditions and mutually correct understanding for the management team of CPVD & TreeSoft, Inc. (USA) for the merger between CPVD and TreeSoft, Inc. (USA).

The following issues are the result of many verbal conversations among Tom Itin, Chairman of CPVD, and Senol Halfar, Project manager & representative of Target. The terms & conditions have been read, understood and accepted by the TreeCad International, Cyprus as a final offer to the board of CPVD.

The LOU is a binding document for all related parties.

Additionally, this LOU is only valid in combination with the "Letter of Intent"
(LOI) agreed and confirmed by all parties not later than August 4, 2002.



I.     he merger among CPVD & TreeSoft, Inc. (USA)

I.a.     Terms & Conditions for CPVD

The terms and conditions spelled out in the LOI indicate that CPVD is issuing 4,560,000 B Preferred convertible into 90,800,000 shares of common stock for this transaction, 4,000,000 B Preferred (convertible into 80,000,000 common) going directly to Treecad International, and 540,000 B Preferred (convertible into 10,800,000 common) going to Target.

Target is to offset its out-of-pocket costs to date by buying 8,000,000 shares of common at $.01, from a current CPVD sharesholder, as consideration $ 80,000. Tom Itin shall remain chairman and CEO, Andreas Kuestermann will be president and COO of TreeSoft, Inc. USA, handling marketing and finance, revenues, sales and have responsibility for providing the budget, P&L, Cash Flow and the projected Balance Sheets.

CPVD confirms that it expects to receive a $400,000 mandatorily convertible preferred stock for working capital and plans to use that working capital for the current business of the company, including current accounts payable for legal fees, auditing fees, and transfer fees (approximately $50,000), as well as general operating expenses to effect the plan of TreeSoft, Inc. USA;The convertible preferred stock will be exercised after a period of 10 days consecutive trading above $.06 automatically. CPVD will deliver to Target a listing of the assets, including stock, cash, rights, patents, etc. owned by CPVD or subsidiaries.

TreeSoft, Inc. USA is being granted options to purchase from current owners of common stock or preferred stock of CPVD, 1,000,000 shares of B Preferred (convertible into 10,000,000 shares of common) for $.04 per share of common, which may be exercised at any time when the price of the common closes at $.04
per share or higher for any continuous 14-day period for $400,000.   The second
option is for an additional 1,000,000 of B Preferred (convertible into 10,000,000 shares of common) at $.06 per share of common for $600,000, and which must be purchased at any time when the price of the common closes at $.06 per share or higher for any continuous 14-day period in a period of two years. The third option is for an additional 1,000,000 of B Preferred (convertible into 10,000,000 shares of common) at $.08 per share of common for $800,000, and which must be purchased at any time when the price of the common closes at $.08 per share or higher for any continuous 14-day period. The fourth option is for an additional 1,000,000 of B Preferred (convertible into 10,000,000 shares of common) at $.10 per share of common for $1,000,000 and which must be purchased at any time when the price of the common closes at $.10 per share for any continuous 14-day period. These options are good for two (2) years, and if exercised, the buyers will be purchasing unregistered Rule 144 shares of B Preferred from Acrodyne Corporation and First Equity Corporation.

In addition, Target management will have an option to purchase 24,000,000 shares of common at $.10 per share, which options will be good for two (2) years. The option will be from the supplier of the $400,000 convertible preferred stock to CPVD who will receive options to purchase 24,000,000 shares of common at $.018

The Board of CPVD will consist of Thomas W. Itin, Robert J Flynn, Salvatore Parlatore , Andreas Kuestermann and Harald Engels.

Andreas Kuestermann will move to the U.S., the Detroit area (moving cost at his or Treecad International Ltd expense) for the purpose of developing the TreeSoft, Inc. (USA) business. The monthly consulting fee to Andreas Kuestermann will be for $10,000 gross for his consulting in management, financing and sales payable at the end of every month.

Itin will supply his consulting services and assist in accounting, bookkeeping, PR and IR work and business relationships, technical know-how and support as part of the $80,000 per year, payable $40,000 to Acrodyne Corporation and $40,000 to Dearborn Wheels, Inc., as employers furnishing services. For an easy start-up, CPVD offers Andreas Kuestermann a business office in the Acrodyne offices in Michigan, and a business infrastructure of phone, fax, e-mail, secretary included in the annual fee. Any other variable costs will be born by CPVD.

As COO, Andreas Kuestermann will prepare budgets, cash flow projections and forcasts which will be reviewed and approved by the Board. Once approved by the Board, they will be effected and implemented by A. Kuestermann.

I.b.     Terms & Conditions for TreeSoft, Inc. (USA)
The term of the agreement between Treecad International and CPVD will be for a ten (10) year license agreement with three (3) five (5) year options to renew by CPVD. Target will supply a business plan and representative market entry strategy. The directors will be the five (5) mentioned above. The officers will be Thomas W. Itin, Chairman and CEO and Andreas Kuestermann, President and COO.


II.     Broker dealer fee:

As spelled out in the LOI, the broker dealer fee to Target will be 540,000 shares of B Preferred convertible into 10,800,000 shares of common stock, on the same basis as Treecad International's shares. It is understood and agreed that there are currently 300,000,000 of common authorized; there are 160,000,000 plus currently outstanding; there will be 30,000,000 and 30,000,000 of A & B public warrants which, if exercised, will take CPVD to 220,000,000 outstanding. The 4,000,000 shares of B Preferred convertible by Treecad International would take the total to 300,000,000. 10,800,000 by Target would total 310,800,000. The conversion of the 4,000,000 B Preferred owned by First Equity Corporation and Dearborn Wheels, Inc. is convertible into 40,000,000 common and the $400,000 convertible preferred stock into 24,000,000 common are in addition to the 310,800,000. The 40,000,000 A Preferred convertible to 80,000,000 common in the ScanLine transaction are currently contested and under review.

The parties agree that all will vote their own shares and use best efforts to obtain votes from others to approve and increase the common authorized shares to 500,000,000 at the next annual meeting.

The merger fee will be payable 50% (270,000 B Preferred) fourteen (14) days after the signing of the LOI as well as the LOU, and implementation of the acquisition plan is completed. The second tranche of 270,000 shares of B Preferred convertible into 5,400,000 common will go to Target after the merger is complete and after the common stock of CPVD has traded and closed at $.06 per share for ten (10) consecutive trading days.


Very truly yours,


     /s/   Harald Engels                       /s/  Andreas Kuestermann
-------------------------------              -------------------------------
      Harald Engels                               Andreas Kuestermann
      President Target B.V.                       President Treecad
                                                  International Ltd.

Date: August 8, 2002                         Date:    August 8, 2002


                                              /s/  Senol Halfar
                                            -------------------------------
                                                  Senol Halfar
                                               President Halfar Consulting GmbH

                                             Date:    August 8, 2002

ACCEPTED BY:

COMPUSONICS VIDEO CORPORATION	WITNESS:


By:   /s/ Thomas W. Itin
    ---------------------------             ------------------------------
        Thomas W. Itin                      Robert J. Flynn, Director
Its:  Chairman

Date:   August 8, 2002                      Date:


                                            /s/  Shirley B. Itin
                                           -------------------------------
                                                 Shirley B. Itin
                                            Date:   August 8, 2002




Exhibit (a) (iv)

                              Consulting Agreement
                             --------------------

THIS CONSULTING AGREEMENT (the "Agreement") replaces the consulting Agreement of February 15, 2002 with immediate effect at closing date:

CompuSonics Video Corporation (the "Company"), 32751 Middlebelt Road, Suite B, Farmington Hills, MI 48334, Tel: (1) 248 851 5651), Fax: (1) 248 851 9080,
a Colorado company,
                             and

Target Holding B.V. , ("Target") Dr. Nevenstraat 7b, Maastricht, 6224 DD, Netherlands, Tel: (31) 43-352-3604, Fax: (31) 43-352-3555 (the

"Consultants"), on information and belief, a Dutch corporation

                                   RECITALS

Target is a consulting firm for public and private companies with specific expertise in providing business consultancy and financial advisory services for Corporate Landings, mainly in the European Union (EU) and the USA.

Target is engaged in the business of providing corporate landing services, which services include assistance in identifying European and USA manufacturing partners, strategic alliances, and distributors. Target also provides European public relations and communications services and has knowledge, expertise and personnel to render the requisite services to the Company.

CompuSonics Video Corporation ("Company") is a developer of video systems, with audio, data, video compression and digitalisation technology patents in the United States, Europe, and Japan. Company has about 600 customers, including major Network TV broadcasters.

Company is desirous of retaining Target for the purpose of obtaining European and USA corporate landing services, including assistance in identifying potential European manufacturing and product design partners, strategic alliances, and European distributors as well as European public relations and corporate communication services so as to better deal, and more fully and more effectively communicate market expansion ideas, search for strategic partners, and improve investment community relations.

NOW, THEREFORE, in consideration of the mutual promises and covenants contained in this contract, the parties agree as follows:

                               BASIC SERVICES OF TARGET
                               -------------------------

A. Target will provide Company with European and USA corporate landing services, including assistance in identifying potential manufacturing and product design partners, strategic alliances, and distributors, as well as assist with European public relations and corporate communication services so as to negotiate, more fully and more effectively communicate market expansion ideas, search more productively for strategic partners, and improve investment community relations.

B. European corporate landing services will also assist Company in legal incorporation of a European division, if Company decides to organise such a division; participate in business plan development; assist
Company in obtaining a listing on a European Stock Exchange, if Company decides to seek such a listing; provide taxation and staffing assistance; and make available such other services as are reasonably requested by Company.

                       COMPANY'S INITIAL FINANCING PROCEDURES
                       ---------------------------------------

A. Company currently has authorised Series A and Series B warrants ("Warrants"). If all Warrants are fully exercised, Company will realise gross proceeds from exercise of Warrants of approximately US$3.9 million. Company anticipates using the proceeds from exercise of warrants, if any, to develop its Software products; to promote, distribute, and sell its products in existing markets and to future prospects; to settle open issues with Dave Scull and ScanLine; for general operating costs; to develop further, market and future prospects; and to maintain, protect and exploit its existing patents, as deemed necessary or appropriate.

B. Company will file a registration statement with the SEC, relating to underlying common stock associated with the Warrants and Shares as soon as practicable.

C. Thomas W. Itin will not dispose of any of his individual Company share holdings or holdings under his direct control without written permission of Target for a period of 12 months from effective date of this Agreement.

D. Company will not cause any share structure dilution by issuing any new stock other than at or above the Company's stock market price, at the time, during the term of this Agreement without consultation with Target.

E. Any dilution of share structure by Company will be discussed with Target.

Company agrees to keep its stockholders and interested public fully informed on a timely basis of relevant major Company news events and noteworthy activities of Company. Such information will be provided to the public via press releases, periodic Company reports or other acceptable communication methods as determined by Company and its directors.

                               COMPENSATION TO TARGET
                               ----------------------
In exchange for the services provided by Target:
Phase 1

A. Company will assist Consultants to attempt to acquire from existing shareholders Twenty-four (24) million shares at a price of US$0.02 per share. These shares will become immediately available upon executing this Agreement and Consultants agree to purchase Eight (8) million shares at closing date and Sixteen (16) million shares as soon as possible during the next 12 months for a total of US$480,000.

B. Target will receive a cash consulting fee equal to ten percent (10%) of the gross proceeds received, if any, by the Company from the exercise of Company's Series A Warrants during the term of this Agreement. Target shall have the right but not the obligation to exercise all or part of unexercised A Warrants from Company for a period of ten (10) days,
following the expiration of Series A warrants.   .  The consulting fee,
if any, will be due upon completion of Phase 1 (as described below).

Series A Warrant holders shall be entitled to purchase Company's stock at US$0.05 per share of unrestricted common stock. Exercising the Series A Warrants also entitles the holder to one Series B Warrant for
every Series A Warrant exercised.   Strike price of Series B Warrants
is US$0.08 per share of unrestricted common stock. Terms of the Warrants are subject to modification by the Company. Upon completion of Phase 1, Company will then issue to Target warrants to buy Six (6) Million Company restricted common shares at US$0.05 strike price by the expiration date of this Agreement (the "Phase 1 Target Warrant"). Company will file a registration statement for the underlying shares of restricted common stock. The warrants will also contain such other terms and conditions that Company deems to be standard and customary.

C.     Phase 1 shall be completed upon the expiration of the exercised period.

Phase 2

A. Target will receive a cash fee equal to ten percent (10%) of gross proceeds received by Company from exercise of Company's Series B
Warrants during the term of this Agreement. Upon completion of Phase 2 (as described below), Target shall have the right but not the obligation to exercise all unexercised B Warrants at the end of the exercised period. The cash consulting fee will be due upon expiration of phase exercise period only upon the actual amount received by the Company.

B.     Phase 2 shall be completed upon expiration of exercise period.

C. Upon Completion of Phase 2, Target will continue to implement the European and US corporate landing strategy against a cash payment, if made, of US$150,000. The Company will then issue Target warrants to buy two and a half (2.5) million shares of Company's restricted common stock at US$0.08 per share that are exercisable through the termination date of this Agreement (the "Phase 2 Target Warrant"). The warrants will also contain such other terms and conditions as Company deems to be standard and customary. The strategy plan will include a market study for additional software products (beneath the TreeSoft products), market research for potential "buyout" by interested parties, legal incorporation of an international division, business plan development, 12 months of IR and PR with European investment community, listing of Registrant on a European stock exchange, taxation and staffing assistance, and other related services.

D. In connection with Phase 1 and Phase 2, Target will not participate in negotiations, discussions or meetings between Company and its Warrant holders. Target will not discuss with Warrant holders information about Company or relating to exercise of the Warrants Target will not make recommendations with respect to Warrants and will not solicit the exercise of Warrants or otherwise communicate with Warrant holders regarding the Warrants.

E. All warrants issued to Target in connection with this Agreement will have a 24-month expiration. Target will use their best efforts to exercise the issued warrants as soon as possible in order to provide funding to Company.

F. Upon executing this Agreement, Target will immediately implement an IR, PR and marketing program which, if successful, will cause investor interest. If needed, Company may choose to offer additional incentives in order to gain full exercise of its outstanding warrants.

G. Company will offer Target additional shares of Company's common stock for private placement if additional funds are needed. Prices of such additional shares of stock will be negotiated at time of issuance.

H. Target will receive a ten percent (10%) cash-consulting fee on any additional funding or financing accepted by Company and resulting from the direct efforts of the Consultants.

                  REPRESENTATIONS OF TARGET REGARDING FINANCING
                  ---------------------------------------------
With respect to any acquisition of shares, the Phase 1 Target Warrants, and Phase 2 Target Warrants and the common stock underlying the Series A Option and the Series B. Option (collectively, the "Securities"), Target represents and warrants that:

A. It is able to bear the economic risk of any investment in the Securities for an indefinite period of time, and can afford loss of the entire investment in the Securities.

B. The Securities will not be sold by Target without registration under applicable Federal and State securities acts or a proper exemption from such registration.

C. The Securities will be acquired for Target's own account and risk, for investment purposes, and not on behalf of any other person or with a view to, or for, resale in connection with, any distribution thereof within the meaning of the Securities Act of 1933 as amended. Target is aware that there are substantial restrictions on the transferability of those Securities.

D. Target has had access to any and all information concerning Company which Target and Target's financial, tax and legal advisors required or considered necessary in order to make a proper evaluation of any investment, including, but not limited to, the Company's last Annual Report on Form 10-K and all subsequent Company filings with the Securities and Exchange Commission. In making the decision to purchase the Securities, Target and its advisers have relied solely upon their own independent investigations, and fully understand that there are no guarantees, assurances or promises in connection with any investment hereunder and understand that the particular tax consequences arising from this investment in the Securities will depend upon the individual tax circumstances of Target.

E. Target will notify Company immediately of any change in any representation, warranty or other information set forth herein.

F. Target understands that stop transfer instructions relating to the Securities will be placed in the Company's stock transfer ledger, and certificates evidencing the Securities will bear legends in substantially the following form:

          The securities represented by this Certificate have not been registered under the Securities Act of 1933 (the "Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. The securities may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act or pursuant to an exemption from such registration under the Act, the availability of which is to be established to the satisfaction of the issuer.
and Target recognises the same as part of this Agreement.

G. Target has been given the unrestricted opportunity to ask questions of, and receive answers from, Company, or persons acting on its behalf, concerning terms and conditions, and all other matters relating to the Securities, and has been given the unrestricted opportunity to obtain such additional information with respect to such securities as it has desired.

H. Target knows that the Securities are offered and sold pursuant to any exemptions from registration under the Securities Act of 1933, and state securities laws based, in part, on these warranties and representations, which are the very essence of this Agreement, and constitute a material part of the bargained-for consideration without which this Agreement would not have been executed.

I. By reason of Target's business and financial experience, Target has the capacity to protect its own interest in connection with any potential transaction described in this Agreement.

J. The Securities were not offered to Target by way of a general solicitation or general advertising and at no time was Target presented with or solicited by means of any leaflet, public promotional meeting, circular, newspaper or magazine article, radio or television advertisement.

K. Target is an "accredited investor" as defined under Rule 501 of Regulation D.

                             GENERAL TERMS
                             -------------
A. Upon executing this Agreement, Target will implement a corporate landing program.

B.     Term and Termination.  This Agreement shall be for a period of eighteen
(18) months commencing October 15, 2002, and terminating March 15,
2004. The Agreement shall provide for cancellation by either party on sixty (60) days written notice or for a material breach by either party of the terms and conditions of the engagement. If such termination shall occur, the parties agree to delivery of all required work products and the payment of all installment fees or expenses to the date of the termination. Any extension of the Agreement must be mutually agreed to in writing, executed by both parties to this Agreement.

C. Representations of Target. Target represents to Company that Target Holding B.V. is not a Lender, Broker dealer, Investment Banker,
Underwriter or Security Sales Agent in any form. Target also fully understands that it may not, under U.S. law, solicit sale of any securities for any compensation whatsoever. Target hereby represents and warrants that it has all licenses and registrations necessary, pursuant to all federal, international and other applicable laws, rules and regulations, to enable it to perform its obligations under this Agreement and to accept, and to allow Company to pay, Target's fees and other consideration, as set forth herein. Target agrees at all times, to comply with all applicable federal, international and other applicable laws, rules, regulations and orders of any court, government or unit or agency thereof applicable to the services to be rendered by Target. In event that Target materially breaches any of the representations, warranties, or agreements made in this paragraph, no fees or other consideration will be payable to Target with respect hereto.

D. Representation by Target of Other Clients. Company acknowledges and consents to Target's rendering public relations, consulting and/or communications services to other clients of Target.

E. Independent Contractor. Target is acting as a non-exclusive independent contractor in performing its services as described herein. Company shall carry no workers compensation insurance or any health or accident insurance on Target or its employees. Company shall not pay any contributions to social security, unemployment insurance, Federal or state withholding taxes or provide any other contributions or benefits that characterise an employer-employee relationship.

F. Treatment of Confidential Information. Target shall not disclose, without prior written consent of Company, any financial and business information concerning the business, affairs, plans and programs of Company which are delivered by Company to Target in connection with Target's services described herein, provided such information is plainly and prominently marked in writing by Company as being confidential (the "Confidential Information"). Target will not be bound by the foregoing limitation in event the Confidential Information is otherwise disseminated and becomes public information through no fault of Target.

     Form and content of any information about Company that is disseminated by Target in connection with this Agreement must be approved in writing in advance by Company. Any failure to comply with these conditions will be deemed to be a material breach of this Agreement.

G. Indemnification by the Company as to Information Provided to Target. Company acknowledges that Target, in the performance of its duties, will be required to rely upon accuracy and completeness of information supplied to it by Company's officers, directors, agents and/or employees. Company will indemnify, hold harmless and defend Target, its officers, agents and/or employees from any proceeding or suit which arises out of or is due to inaccuracy or incompleteness of any material or information supplied by Company to Target.

H. Indemnification by Target as to Information Provided to Company. Target acknowledges that Company must rely upon the information supplied by Target. Therefore, Target agrees to indemnify, hold harmless and defend Company, its officers, directors, agents and employees at Target's expense. Also, Target agrees to indemnify Company in any proceedings or suits relating to any material inaccuracy or incompleteness of any information supplied by Target, and in violation of any state or federal securities, franchise or business opportunity law commitment by Company. Any such indemnification, hold harmless provision or defense or reimbursement for any reasonable legal or other expenses required by Company on behalf of this indemnification agreement is reimbursable to Company and its counsel.

I. Notices. Any notice to be given by either party to the other hereunder shall be sufficient if in writing and sent by registered or certified mail, return receipt requested, addressed to such party at the address specified on the first page of this Agreement or such other address as either party may be given to the other in writing.

J.     Modification and Waiver.  This Agreement may not be altered or modified
except in writing signed by each of the respective parties hereof.   No
breach or violation of this Agreement shall be waived except in writing executed by the party granting such waiver.

K. Non-Assignment. This Agreement shall not be assigned by either party without prior written consent of the other party.

L. Entire Agreement. This writing constitutes the entire Agreement between the parties. This Agreement can only be modified by a written contract signed by both parties. In event that any party brings suit to enforce any part of this Agreement, the prevailing party shall
recover attorney's fees and legal costs.   This contract shall be
construed in accordance with the laws of the State of Michigan, USA.
By signing below all parties agree they have the authority to bind their respective companies.

M. This contract replaces the Consulting/Funding Agreements between Consultants and the Company, dated February 15th, 2002.


IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

WITNESSETH:                                 COMPUSONICS VIDEO CORPORATION
                                            (THE COMPANY)

/s/ Rosemary C. Butcher                     By:  /s/ Thomas W. Itin
--------------------------                       -------------------------
Rosemary C. Butcher                           Thomas W. Itin,
                                              Authorised as its Chairman

Date:    October 22, 2002                   Date:    October 22, 2002
         ----------------                            -------------------
WITNESS                                     TARGET HOLDING B.V.
                                            (THE CONSULTANTS)

                                             By:  /s/Harald Engels
-------------------------                        -----------------------
                                            (print name) Harald Engels,
                                             Authorised as Its
                                             President/CEO

Date:                                        Date:    October 22, 2002
        ----------------                              -----------------
WITNESS

                                             By:  /s/ H.J. Gullug
-------------------------                         --------------------
                                              (print name)  H. J. Gullug,
                                              Authorised as Its Secretary

Date:                                        Date:  October 22, 2002

Exhibit (a)(v)
                              Letter of Intend

                 (Treecad International Ltd. Cyprus)
              Corner of N.I. Nicholaides Ave. & Korivo Str.
                     "Penelope's Palace", 1st Floor
                            CY 8010 Paphos
	                       August 8, 2002


Mr. Thomas W. Itin
Chairman
COMPUSONICS VIDEO CORPORATION
32751 Middlebelt Road, Suite B
Farmington Hills, MI 48334


Re:   Proposed Merger of Treecad,Inc.(USA) Into CompuSonics Video Corporation:
      Letter of Intent


Dear Tom:

Treecad International Ltd. (Cyprus), representing an international business branch of TreeSoft GmbH & Co. KG (Germany), is pleased to present this offer to sell all the equity interest of TreeSoft, Inc. (USA) (to be formed) to CompuSonics Video Corporation ("CPVD") in a stock-for-stock purchase in accordance with the following terms ("Proposed Transaction").

1.     Purchaser:  Purchaser will be CompuSonics Video Corporation ("CPVD").

2. Ownership: Treecad International Ltd. hereby represents that it will own all of the outstanding capital stock or other equity interests of TreeSoft, Inc. (USA) (to be formed).

3. Purchase Price: The purchase price for One Hundred (100%) percent of the common stock of TreeSoft, Inc. (USA) at Closing Date shall be the amount of Four Million (4,000,000) shares of Preferred, convertible at 1-for-20 rate into Eighty Million (80,000,000) shares of CPVD common stock shares within five (5) years of Closing Date at holder's discretion.

4. Consultant: In addition, Treecad International Ltd.'s president and CEO, Andreas Kuestermann, is to be engaged by CPVD beginning at Closing Date as a part-time employee in the position of President and CEO of TreeSoft, Inc.
(USA) and as Vice Chairman of the Board of Directors and Chairman of the Executive Committee of CPVD and Director, under a consulting agreement at an annual fee of $120.000 per year - the terms of which will be incorporated in a consulting agreement.

5. The above consideration represents the full purchase price for the TreeSoft, Inc. (USA) stock.

6. Terms of Payment: As mentioned above, at Closing CPVD will deliver to Treecad International Ltd. the above stated amount and type of CPVD stock certificates and, in addition, enter into the consulting agreement with Andreas Kuestermann of Treecad International Ltd. mentioned above. Some 1,000,000 of these preferred shares will be held in escrow pending completion of a valid license agreement among TreeSoft, Inc. (USA) and CPVD within 3 months. Another 1,000,000 of these preferred shares will be held in escrow pending on an English home page of TreeSoft, Inc. (USA). Some 2,000,000 preferred shares will be released when TreeSoft, Inc. (USA) has the translated product in hand and is ready to market the product provided it so acts within 18 months.

7.     Term:  This Letter of Intent ("LOI") shall terminate on the earlier of
(1) August 1531, 2002, or (2) the date written notification is sent by certified or registered mail from CPVD to Treecad International Ltd., giving notice of CPVD's abandonment of the acquisition for any reason, including failure to obtain the approval of its board of directors, failure to obtain adequate financing or the consent of its primary bank lender, lack of a definitive acquisition agreement or otherwise.

8. Closing: Closing will take place on or before August 31, 2002 or within 14 days from the date of acceptance of this Letter of Intent ("LOI").

9.     Conditions.

A. Negotiations and execution of a purchase agreement satisfactory to CPVD and Treecad International Ltd., containing representations, warranties, indemnities and other terms and conditions customary in corporate acquisition agreements, including, without limitation, representations and covenants by Treecad International Ltd. Shall be as follows:

(I) Treecad International Ltd. will convey to CPVD good and unencumbered title and full rights to all the common shares of TreeSoft, Inc. (USA), all CAD related product names, artwork, logos, trademarks, registrations, copyrights, patents, designs, product derivatives, customer lists, vendor lists (with price history), inventory parts, work in progress, finished goods, product demos, all software
(finished and unfinished s/w product), application source codes (without the Runtime-Kernel and Compiler source codes, only the compiled products, especially the "EXE-files" & "DLL-files", of the Runtime/Kernel and Compiler being available), work in progress files, test/repair/manufacturing equipment and tools, office equipment and furnishings, trade show displays, brochures, product and equipment manuals, all product and relevant business related documentation. These provisions in the foregoing paragraph are to be valid and applicable only in the NAFTA region.

(II) Treecad International Ltd. will grant an exclusive license to TreeSoft, Inc. (USA) (CPVD)for ten (10) years with three (3)
5-year options to renew, and rights to translate to the US/NAFTA measurement system from the metric system, and to market TreeSoft, Inc. (USA) in the NAFTA region. A license fee only of 10% of the Runtime-Kernel and Compiler sales will be paid by TreeSoft, Inc. (USA) to Treecad International Ltd.

(III) All sales of products developed in the NAFTA region are to be free of any license fees to Treecad International, Ltd.

(IV) Treecad International Ltd. will indemnify CPVD from any and all claims known or unknown relating to the stock of TreeSoft, Inc. (USA) with regard to patent, copyright, trademark, technology license, trade, commerce or any other kind of violation or infringement.

(V) Treecad International Ltd. will fully disclose all matters to CPVD with regard to TreeSoft, Inc. (USA).

(VI) This LOI, Purchase Agreement, and other documents shall be interpreted under the laws of the State of Michigan.

(VII)     The sale shall take the form of stock-for-stock acquisition.
(VIII) CPVD will not assume any liabilities currently owed by Treecad International Ltd. or TreeSoft, Inc. (USA) with regard to TreeSoft, Inc. (USA) unless identified and agreed to by CPVD.

B.     This Agreement is subject to approval of the CPVD Board of Directors.

10. Confidentiality: Except as required by law or as the parties agree in connection with ongoing due diligence, this letter will be kept strictly confidential, and neither party, nor any of its affiliates, shall disclose CPVD's interest in the acquisition, or any of the terms and conditions thereof. To the extent that disclosure becomes legally required and in view of the fact that CPVD is a company whose stock is publicly traded, CPVD will prepare a press release and will provide Treecad International Ltd. with a copy concurrently with its release. Treecad International Ltd. confirms that it has been advised by its legal counsel that as of the date hereof there is no need to publicly disclose this letter or the terms referred to herein.

11. Exclusivity. For 90 days after the date of this LOI (the "Exclusive Term"), Treecad International Ltd. will not solicit, negotiate, act upon or entertain in any way an offer from any other person or entity to purchase the securities, business or name of TreeSoft, Inc. (USA) or any material assets of it or furnish any information to any other person in that regard (an "Alternate Transaction"); provided, that this limitation does not include sales of inventory and other property in the normal and ordinary course of business. Treecad International Ltd. will promptly (within 24 hours) notify CPVD upon the receipt of an unsolicited competing offer in respect of an Alternate Transaction and of the proposed terms of the offer.
     Treecad International Ltd. represents and warrants that
(I) there are no existing discussions, negotiations or other activities with any parties with respect to any Alternate Transaction; and
(II) that neither it nor any of its agents or representatives have any agreement in principle, understanding or other obligation to proceed with an Alternate Transaction. Treecad International Ltd., jointly and severally, shall indemnify and hold CPVD and its affiliates harmless against any third party who claims that the acquisition wrongfully interferes with its right to acquire TreeSoft, Inc. (USA).

12. Conduct of Business: Treecad International/CPVD shall conduct its business in the ordinary course without extraordinary expenditures or other changes which would diminish the value of the Stock in any material respect.

13. Limited Review: CPVD has conducted only a limited review of the assets, business and liabilities of TreeSoft, Inc. (USA) to date, and this letter and preliminary agreement are subject to execution of a definitive purchase agreement by all parties.

14. Definitive Agreement: Promptly after the execution of this letter, the parties shall work towards preparation and execution of a definitive agreement (the "Agreement") which will include the following terms: types of representations, warranties, covenants, conditions and provisions, together with ancillary documents necessary to accomplish the acquisition, and appropriate exhibits and schedules, disclosing requested information, all of which must be, as to form and substance, mutually satisfactory and acceptable to the parties:

A. Form of Acquisition: The Agreement shall provide that the acquisition will be structured as a stock-for-stock interest transaction (the "Purchased Equity") or contain an alternative.
B. Consideration: Consideration ("Consideration") for the 100% of the stock of TreeSoft, Inc.(USA) USA shall be Four Million (4,000,000) shares of CPVD Preferred, participating at 1-(one)-for-20 (twenty) ratio to that of common shares convertible into Eighty Million (80,000,000) shares of CPVD common stock shares within five (5) years of Closing Date at holder's discretion. However, if the price of CPVD's common stock closes at six ($.06) cents per share or higher for ten (10) consecutive trading days then the conversion will be automatic.
C. Non-Competition Agreement: Treecad International Ltd. will enter into a Non-Competition Agreement with CPVD in the NAFTA region
(North American Free Trade Agreement in effect), under which it will refrain from competition for a period of twenty-five (25) years after the closing.
D. epresentations, Warranties and Covenants: Treecad International Ltd. and CPVD shall make appropriate representations and warranties which are customary with respect to acquisitions of a nature similar to the one herein contemplated, and which shall survive the closing for a period of five (5) years, and except for representations and warranties with respect to taxes, which shall survive for the period of time which is equal to the statute of limitations period for any federal or state tax statute applicable to any liability for assessment of taxes covered hereby. CPVD will warrant and hold harmless TreeSoft, Inc. (USA) against all pending and future litigation, costs, etc. arising from past operations.
Covenants:  The Agreement may include covenants by Treecad
International Ltd. relating to the operation of TreeSoft, Inc.
(USA) and obligations of Treecad International Ltd. during the period from the date of the Agreement to closing.
E. Closing Conditions: The obligations of the parties to consummate the Agreement shall be subject to the following conditions existing on the closing date:
(1) Form of Agreement: Treecad International Ltd. and CPVD shall have executed the Agreement, such Agreement to be in form and substance satisfactory to all parties and their respective counsel.
(2) Non-Competition Agreements: Treecad International Ltd. and CPVD shall have entered into Non-Competition Agreements on the terms provided in paragraph 14. C, above, to the degree permitted by
U. S. law.
(3) No Adverse Change; Representations; Covenants: No material adverse change shall have occurred in the business, affairs, prospects or financial condition of TreeSsoft, Inc. (USA) ; the representations and warranties in the Agreement shall be true at and as of the closing date; and all covenants to be performed at the closing by both parties shall have been performed.
(4) No Material Litigation: There shall be no material litigation, claims or proceedings pending or threatened against or involving
Treecad International Ltd. or TreeSoft, Inc. (USA) as of the closing date, other than those disclosed to CPVD and with respect to which Treecad International Ltd. has agreed to indemnify CPVD.
(5) Consents and Approvals: All requisite filings shall have been made with, and all consents and approvals shall have been obtained from, all applicable, regulatory and other governmental authorities and third parties. CPVD's Board of Directors shall have approved the Agreement and the terms of the acquisition.
(6) Legal Opinions: There will be delivered customary legal opinions covering such matters as the parties may agree upon.
(7) Closing: The closing of the acquisition and the transactions described herein shall take place within __ days after the date of the Agreement; provided, that the parties agree that the closing may be extended for up to two periods of __ days each if the party requesting the extension(s) is working diligently toward closing and has reasonable grounds for requesting the extension(s).
(8) Other: Such other terms and conditions as the parties may mutually agree upon.

15. Closing Agreements: Notwithstanding anything herein to the contrary, the terms of the Agreement, the Non-Competition Agreements and other agree-ments, documents and instruments which are executed and delivered at the closing shall supersede the provisions of this letter.

16. Due Diligence Investigation: From and after the execution of this LOI, Treecad International Ltd. shall afford to CPVD and its accountants, counsel, lenders and other representatives reasonable access to and shall furnish to the CPVD all information concerning the business, assets and properties of TreeSoft, Inc. (USA) for the purpose of making such accounting review, legal and audit investigation or examination as deemed necessary or desirable by CPVD. Any information and documentation shall be treated as confidential by CPVD except to the extent that it
(I) was already known to CPVD or its representatives or available to CPVD on a non-confidential basis when received;
(II)      hereafter becomes lawfully obtainable from other sources; or
(III) is disclosed by Treecad International Ltd. in any document filed with a government agency or authority and available for public inspection.

     CPVD will provide Treecad International, Ltd. reasonable access to all information concerning business, assets and properties of CompuSonics Video, Inc. for accounting reviews, legal and audit investigation or other examination deemed necessary or desirable by Treecad International, Ltd.

17. Brokers Fees. The parties represent and warrant that no business brokers or other finders (other than Target) have been engaged or otherwise involved in bringing the parties together with respect to this proposed transaction; and, further, that there are no agreements in effect which would require payment of any brokerage fees and/or expenses to any third party (other than Target) working on the proposed Acquisition.

18. Expenses: Each party shall bear its own costs and expenses (including all legal, accounting, bank, investment banking and other costs) with respect to the acquisition, whether the acquisition is consummated or not. If the acquisition is completed, the costs and expenses incurred by Treecad International Ltd. shall not be charged against or paid by CPVD.

19. Reports: The parties agree to prepare and promptly file all reports or other documents or notices with all applicable regulatory authorities and other governmental authorities, as may be required.

20. Entire Agreement: This LOI represents the entire agreement of the parties regarding the proposed acquisition. There are no other agreements between the parties, either oral or written, and this letter supersedes all discussions leading to the execution of this LOI.

21. Non Binding Effect. This LOI shall not constitute a binding concretly contract between CPVD and Treecad International Ltd., but purports to set forth their present intentions with respect to the terms proposed to be incorporated in the definitive purchase agreement.

If the foregoing correctly sets forth our discussions, please indicate your acceptance and approval by signing and dating one copy of this letter and returning one fully signed original to me. Upon receipt of the executed letter of intent, we will begin the due diligence process and drafting of the definitive purchase agreement for your review.



Very truly yours,

Treecad International Ltd.:


   /s/ Harald Engels                   /s/ Andreas Kuestermann
---------------------                 ------------------------------
Harald Engels, President                   Andreas Kuestermann, President


Date:    August 8, 2002                    Date:   August 8,.2002

                                           WITNESS:

                                          -----------------------------------

                                          -----------------------------------
                                           (print name)

                                            Date:


ACCEPTED BY:

COMPUSONICS VIDEO CORPORATION	WITNESS:


By: /s/ Thomas W. Itin
     ---------------------------------     --------------------------------
Thomas W. Itin, Chairman                     Robert J. Flynn, Director


Date:   October 8, 2002                     Date:


                                              /s/ Shirley B. Itin
                                            ----------------------------
                                                 Shirley B. Itin

                                              Date:   August 8, 2002

Exhibit (a)(vi)
                              PURCHASE AGREEMENT

THIS PURCHASE AGREEMENT is made by the undersigned parties, as of March 25th, 2003 by and between:

CompuSonics Video Corporation ("CompuSonics Video"), a Colorado corporation, 32751 Middlebelt Road, Suite B, Farmington Hills, Michigan 48334, Tel: (248) 851 5651, Fax: (248) 851 9080,
                                  and
TreeCAD Engineering Ltd. (Cyprus) ("TreeCAD"), an international business subsidiary of TreeSoft GmbH & Co., KG, Germany ("TreeSoft"), Corner of N.I, Nicholaides Ave. & Korivo Street, "Penelope's Place," 1st Floor, CY 8010 Paphos, Cyprus.

                                I.  RECITALS

CompuSonics Video is a developer of video systems, with audio, data, video compression and digitalization technology holding patents in the United States, Europe, and Japan. CompuSonics Video has business relations with approximately 600 customers, including, but not limited to, major Network TV broadcasters. TreeSoft (USA), Inc. is a company under formation in the State of Michigan, the United States. TreeCAD Engineering, Ltd. (Cyprus), a subsidiary of TreeSoft GmbH&Co., KG, a German company, will initially own all issued and outstanding common stock of TreeSoft (USA), Inc.

     A stock-for-stock exchange of CompuSonics Video stock and TreeSoft
(USA), Inc. common stock is intended by CompuSonics Video and TreeSoft (USA), Inc.
     TreeCAD is desirous of establishing a presence in the United States markets through ownership of CompuSonics Video preferred Class "B" stock, convertible into common stock, and through the introduction and sale of its equipment via CompuSonics Video and TreeSoft (USA), Inc.

     CompuSonics Video owns certain products and patented technologies which it intends to establish within the broadcast and video industries through supplementary services of TreeSoft (USA), Inc.

     Both parties concur that the American market offers great potential for the TreeSoft products and will be enjoyed by the American public which the American public will learn about these great products through he combined marketing efforts by TreeSoft (USA), Inc. and CompuSonics Video.

    NOW, THEREFORE, in consideration of the mutual promises and covenants contained in this Purchase Agreement and other good and valuable consideration, the parties hereby mutually agree, as follows:

                  II.   CONSIDERATION FACTORS
A. TreeCAD will sell and convey to CompuSonics Video good and unencumbered title, and full rights to all the issued and outstanding common shares of TreeSoft (USA), all TreeCAD related product names, artwork, logos, trademarks, registrations, copyrights, patents, designs, product derivatives, customer lists, vendor lists (including price history), inventory parts, work in progress, finished goods, product demos, all software (finished and unfinished software product), application source codes (without the Runtime-Kernel and Compiler source codes, only the compiled products, especially the "EXE-files" and "DLL-files," of the Runtime-Kernel and Compiler being available), work in progress files, test/repair/manufacturing equipment and tools, office equipment and furnishings, trade show displays, brochures, product and equipment manuals, all product and relevant business related documentation.
These provisions, contained in this paragraph A, are to be valid and applicable only in the NAFTA region.

B.     TreeCAD will grant an exclusive license to TreeSoft (USA), Inc. for ten
(10) years, plus three (3) 5-year options to renew, and including rights to translate to the US/NAFTA measurement system from the metric system, and to market products of TreeSoft (USA) in the NAFTA region.
(A license fee of only 10% of the Runtime-Kernel and Compiler sales will be paid by TreeSoft (USA), Inc. to TreeCAD for this license).

C. All products developed in the NAFTA region when sold will be sold free of any license fees paid to TreeCAD and TreeSoft (USA), Inc.

D. TreeCAD will indemnify and hold CompuSonics Video harmless against any and all claims, known or unknown, relating to the common stock of TreeSoft (USA), Inc. with respect to any claim of infringement of any patent, copyright, trademark, technology license, trade, commerce or any other kind of violation or infringement claim made against CompuSonics Video.

E. The consideration for One Hundred (100%) percent of the common stock of TreeSoft (USA), Inc. at the Closing Date shall be preferred shares in Class "B" of CompuSonics Video in the amount of four million
(4,000,000 restricted shares). These Class "B" preferred shares are convertible at a 1- for- 22.7 rate into ninety million eight hundred thousand (90,800,000) shares of CompuSonics Video restricted or legended common stock within five (5) years of the Closing Date at the holder's discretion. However, if the price of CompuSonics Video's common stock closes at six ($.06) cents per share or higher in the OTC market in the USA for ten (10) consecutive trading days, then the conversion will be automatic and immediate at twentytwo point seven
(22.7) shares of restricted common stock for each one (1) share of Class "B" restricted preferred stock.

F. At closing, CompuSonics Video will deliver to TreeCAD the amount and type stated immediately above of CompuSonics Video Class "B" restricted and legended preferred stock certificates, subject to the further
provisions in this paragraph, hereinafter stated.    One million
(1,000,000) restricted shares of these restricted preferred Class "B" convertible shares will be held in escrow pending completion of a valid license agreement among and between TreeSoft (USA), Inc. and CompuSonics Video within three (3) months. Another one million restricted (1,000,000) of these restricted preferred shares will be held in escrow pending development by TreeCAD of a translation from German to an English language internet home page of TreeSoft (USA), Inc. The other escrowed two million restricted (2,000,000) shares of Class "B" restricted preferred stock will be released from escrow to TreeSoft (USA), Inc. pursuant to the terms of this Agreement as of the time the valid license agreement has been consummated and when TreeSoft
(USA), Inc. has the translated product accurately identified fully from the German into the English language, and the product is in hand and ready to take to market, provided TreeCAD acts within eighteen (18) months pursuant to the terms of this Agreement. The restriction period of 1 year starts upon issuing the shares directly.

G. The escrow agent has to be named to TreeCAD Engineering immediately after closing date by the CEO of CPVD.

                  III.     IMPLEMENTATION FACTORS

A. CompuSonics Video will not assume any liabilities currently outstanding against TreeCAD Engineering (Cyprus) or against TreeSoft International
GmbH & Co. KG, Germany, including those regarding TreeSoft (USA), Inc.
unless specifically identified and agreed to in writing by CompuSonics
Video.B.

B. TreeCAD's President and CEO, will be made available and is to be engaged by CompuSonics Video, beginning at the Closing Date, as a part-time officer in the position of President and COO of TreeSoft (USA), Inc. and as Vice Chairman of the Board of Directors and Chairman of the Executive Committee of CompuSonics Video, operating under a Consulting Agreement at an annual compensation of $120,000 per year - terms of which will be incorporated into a Consulting Agreement - to be executed subsequent to this Purchase Agreement being executed.
C.     The consideration constitutes the full purchase price of the TreeSoft
(USA), Inc. common stock (representing one hundred percent (100%) of the issued and outstanding shares of TreeSoft (USA) then held by TreeCAD.
                           IV.   CONFIDENTIALITY

     Except as required by law or as the parties agree in writing, including in connection with ongoing due diligence requirements, this letter will be kept strictly confidential and neither party, nor any of its affiliates, shall disclose CompuSonics Video's interest in this TreeSoft (USA), Inc. acquisition or in any of the terms and conditions thereof. To the extent that disclosure becomes legally required and in view of the fact that CompuSonics Video is a corporation, the common stock of which is publicly owned and traded, CompuSonics Video will prepare a press release regarding this acquisition and will provide TreeCAD with a copy concurrent with such release. TreeCAD confirms that it has been advised by its legal counsel that, as of the date hereof, there is no need to disclose publicly the terms of this letter of intent or the terms referred to herein.

                             V.    NON-COMPETITION

A. Following the signing of this binding Purchase Agreement by the parties, TreeCAD will not solicit, negotiate, act upon or entertain in any way any offer from any other person or entity to purchase the aforementioned business securities or name of TreeSoft (USA), Inc. or any of its material assets or furnish any information to any other person in such regard (an "Alternate Transaction").

B. TreeCAD represents and warrants that (i) there are no existing discussions, negotiations or other activities with any party or parties with respect to any Alternate Transaction; (ii) that neither it has, nor any of its employees, agents or representatives, have, any agreement in principle, understanding, or other obligation to proceed with an Alternate Transaction. TreeCAD shall indemnify and hold CompuSonics Video and its affiliates harmless against any third party which claims that the acquisition wrongfully interferes with its right to acquire TreeSoft (USA), Inc.

                              VI.  REPRESENTATIONS

A. TreeCAD represents that it will own all the outstanding capital stock or any other equity interest of TreeSoft (USA), Inc. (to be formed) and that CompuSonics Video will cause to be amended its capitalization and stock authorization, if needed, in order to implement this Agreement, through appropriate state authorization, within two (2) weeks of the execution of this Agreement or as soon as authorized by the controlling State. Such an amendment may require shareholder approval, and if so, CompuSonics Video agrees to promptly call and hold a Shareholders'
Meeting to request a supporting vote upon such approval.

B. TreeCAD's representations in any NAFTA countries will be solely through TreeSoft (USA), Inc. to be formed and through CompuSonics Video, in which TreeCAD will own the referenced interest.

C. TreeCAD and its owners have full knowledge, and have been fully informed by CompuSonics Video, of litigation in Utah and of claims relating to the Delta CG line of products acquired from ScanLine Technologies, Inc. by CompuSonics Video and the consideration issue involved therein, inter alia, arising from that acquisition. Notwithstanding such litigation, the parties wish to move forward and incur the obligations and opportunities represented by this Agreement despite the outcome of that aforementioned referenced litigation. TreeCAD acknowledges that CompuSonics Video has supplied TreeCAD with copies of the Complaint (litigation) and the Answers and all relevant facts and information regarding such litigation.

D. CompuSonics Video warrants and agrees to hold harmless TreeSoft (USA), Inc. against any litigation claims and costs arising from CompuSonics
Video's past operations.

                              VII.  DUE DILIGENCE

TreeCAD shall afford to CompuSonics Video and its accountants, counsel, lenders and other representatives, reasonable access to, and shall furnish to CompuSonics Video, all information concerning the business, assets and properties of TreeSoft (USA), Inc. for the purpose of making such accounting review, legal and audit investigation or examination as are deemed necessary or desirable by CompuSonics Video. Any such information and documentation shall be treated as confidential by CompuSonics Video, except to the extent that it (i) was already known to CompuSonics Video or its representatives or was made available to CompuSonics Video on a non-confidential basis when received; (ii) hereafter becomes lawfully obtainable from other sources; or
(iii) is disclosed by TreeCAD in any document filed with a government agency or authority and available for public inspection.

     CompuSonics Video will provide TreeCAD reasonable access to all information concerning its business, assets and properties owned by CompuSonics Video for accounting reviews, any legal and audit investigation or other examination deemed necessary or desirable by TreeCAD.

                                    VIII. BROKERS

     The parties represent and warrant that no business broker or brokers or other finder or finders (other than Target) have or have been involved in the negotiation of the terms of this Agreement and its execution.
IX.  CONDITIONS FOR CLOSING

A. TreeSoft (USA), Inc. shall have been duly established, as a legal corporation, and its common stock shall have been properly authorized and ready for issue and delivery.

B. No material adverse changes shall have occurred in the business, affairs, prospects or financial condition of TreeSoft (USA), Inc.

C. There shall be no material litigation, claims or proceedings pending or threatened against or involving TreeCAD or TreeSoft (USA), Inc. as of the Closing Date, other than those disclosed to CompuSonics Video and, with respect to which, TreeCAD has agreed to indemnify CompuSonics
V
D. All requisite filings shall have been made with, and all consents and approvals shall have been obtained from, all applicable, regulatory and other governmental authorities and third parties. The Boards of Directors of the signatory companies shall have approved this Agreement and the terms of the acquisition.

E. Closing of this acquisition and the transactions described herein, shall take place within thirty (30) days after the date of this Agreement; provided that the parties agree that such closing may be extended for up to two periods of fifteen (15) days each, if the party requesting the extension(s) represents that it is working diligently toward closing and has reasonable grounds for requesting such extension(s).

F. Such other terms and conditions as the parties may mutually agree upon in writing.

                       X.  GENERAL AND MISCELLANEOUS

A. Legal Jurisdiction. This Agreement shall be interpreted under, and be subject to, the laws of the State of Michigan and venue of any litigation between the parties shall be in the State of Michigan.

B. Required Board Approval. This Agreement shall require approval by the Boards of Directors of the respective Companies.

C. If any conflict exists in provisions of the Letter of Intent of TreeCAD, accepted by CompuSonics Video, dated August 8, 2002, and also bearing date of October 8, 2002, and this Purchase Agreement, the provisions of this Agreement shall govern.

D. Expenses. Each party shall bear its own costs and expenses (including all legal, accounting, bank, investment banking and any other such costs) with respect to this acquisition, whether the acquisition is completed or not. If the acquisition is completed, the costs and expenses incurred by TreeCAD shall not be charged against, or paid by, CompuSonics Video.

E. Reports. The parties shall prepare and promptly file all reports or other documents or notices with all applicable regulatory authorities and other governmental authorities, including, but not limited to, Federal, State and local securities tax and general corporation, as may be required.

F. Entire Agreement. This Agreement and the Letter of Intent represent the entire agreement of the parties hereto regarding the proposed acquisition and transaction. There are no other agreements between the parties, either oral or written, and this Agreement supersedes all discussions leading to its execution of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement, and made it effective, as of the date first above written.


WITNESSETH:                                COMPUSONICS VIDEO CORPORATION
                                            ("CompuSonics Video")


   /s/  Rosemary C. Butcher                By:   /s/ Thomas W. Itin
---------------------------                    ---------------------------
        Rosemary C. Butcher                   Thomas W. Itin, Authorized
                                              As its Chairman and as its
                                              President
Date:    March 25, 2003                    Date:   March 25, 2003


                                           TREECAD INTERNATIONAL, LTD (Cyprus)
                                                ("TreeCAD")

                                           By:/s/  Harald Engels
                                              --------------------------
                                                   Harald Engels, President

                                                  Date:  March 25, 2003


                                            TREECAD INTERNATIONAL, LTD.
U.S. Consulate Documentation                   (Cyprus) ("TreeCAD")
Re:  signature:
       ---------------------------
                                            By:  /s/  Andreas Kuestermann
                                                --------------------------
                                                     Andreas Kuestermann,

                                             Date: March 25, 2003