Form 10-K/A
period 2002-07-31
COMPUSONICS VIDEO CORP
filed 2003-11-13
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM  10-K/A

               Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the fiscal year ended:                             Commission file number:
------------------------------                       -------------------------
July 31, 2002                                                         0-14200

                        COMPUSONICS VIDEO CORPORATION
           (Exact name of Company as specified in its charter)

Colorado                                                            84-1001336
--------------------------------                          --------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                           Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                                    48334
------------------------------------------             ----------------------
(Address of principal executive offices)                            (Zip Code)

             Company's telephone number, including area code:

                             (248) 851-5651
                           -----------------------

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

                           COMPUSONICS VIDEO CORPORATION
                                    FORM 10-K/A

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

(c) Narrative Description of Business.

(c) (1) (i):

The CompuSonics Video System
-------------------------------

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

The Company has filed and kept current the renewal payments on its principal patents in the belief that these technologies, which were originally developed ten years ago, may represent a technology upon which some of the data compression and audio and video streaming technologies of today may be based. If this is the case, then a number of companies in today's market may be a candidate for a license from the Company if their technology has a basis in the Company's technologies and patents.

The Company has not yet determined that there is a connection between the technology of the Company and those in use today by others, but one of its business activities is to attempt to determine this connection and seek licenses from those who have built their technology, in total or in part, on those of the Company.

Delta CG Product(s)
---------------------
The Delta CG product line assets represent a business line with over 600 established customers within the TV broadcast and video production industry. Customers include major TV network broadcasters, cable operators, local and regional TV stations, corporations, universities, post production studios, government departments, and so on. Delta CG products are based upon proprietary hardware and software supporting both the Analog and Digital operating environments and input / output specifications. Approximately 1700 Delta CG systems are in use today worldwide. The estimated installed base value of these Delta CG systems is over $43 Million.

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

Proposed Products
--------------------

The Company attempted to actively manufacture, market and sell several models of its Delta CG product line. These products included primarily the Delta Classic, Concorde, and Traveler models. The Delta CG models are capable of supporting both Analog and Digital operation environments. The Company is involved in the development of its next generation HDTV ready Character
Generator system.   The Company will also continue to attempt to sublicense
manufacturing rights to its audio, data, and video compression technology and patents.

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

Marketing
----------

The Company actively marketed its Delta CG products in a variety of ways including direct mail, Internet advertising, and planned trade show attendance. The Company will continue to seek ways in which its patented technology can be licensed to third parties.

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

(c) (l)(iv) The Company holds rights to United States and certain foreign patent and patent applications for a digital video recording and playback system. On July 21, 1987, patent number 4,682,248 was issued to the Company with three claims of the Company being allowed. On July 5, 1988, patent number 4,755,889 was issued to the Company with four claims being allowed. The Japanese patent number 2,053,230 was issued on May 10, 1996 for an "Audio Digital Recording & Playback System" and will remain in effect until April 19, 2014, providing all renewals are paid. This patent is the Japanese counterpart of U.S. Patent No. 4,636,876 and 4,472,747. The Japanese patent number 2,596,420 was issued on January 9, 1997 for an "Audio Digital Recording & Playback System" and will remain in effect until September 17, 2006 providing all renewals are paid. This patent is the Japanese counterpart of U.S. Patent No. 4,755,889. There can be no assurance that patents will be issued in connection with the remaining applications. If future patents are granted and any of them are tested in litigation, such patents may not afford protection as
broad as the claims made in the patent applications.   Furthermore, expense
required to enforce patent rights against infringements would be costly. However, the Company believes the patent protection obtained, and any further issuance, will greatly assist efforts to protect its technology from being copied.

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

(c) (l) (vii) The Company marketed its new equipment, service, support related to the Delta CG product line as well as its patented technology. Therefore the success of the Company was dependent upon the ability of the Company to continue its manufacturing capability, repair service, upgrade support, software and hardware development, and to locate customers who will license the proposed patented technology offered by the Company.

 (c) (1) (viii) There was no backlog at that time, given the nature of the Company's ability to readily manufacture or service Delta CG customers and the technology licensing activities.

(c) (1) (ix) No material portion of the Company's business is subject to renegotiations of profits or termination of contracts or subcontracts at the election of the government.

                                  -6-
(c) (l)(x) The Company competes with all companies engaged in design, manufacture and marketing of Character Generators and digital video recording and playback systems and those that license underlying technology for such products. In August, 1998, the Company hired a manager experienced in Internet programming to investigate the possibility of implementing a new business activity for the Company known as website development and maintenance. The rapid development of the Internet and its graphical element, the World Wide Web, had made the use of the Internet commonplace among many companies and individuals around the world. The Company's management concluded that opportunities existed in this emerging market and developed a business model where the Company would seek programming contracts with related and outside companies to do this type of work on a consulting and project basis. The manager hired to do the business investigation was named the Director of Technology Development and the Company began its consulting work in the fourth calendar quarter of 1998, when the Company established its operations in Chicago and hired additional staff. Due to the inability to obtain a regular flow of programming and consulting contracts, the Company discontinued this activity in May 2000.

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

The range of high and low bid quotations for the Company's Common Stock since the quarter ended July 31, 1998 are is follows. The OTC electronic bulletin board pricing information reflects inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.
                                     HIGH BID         LOW BID
                                    ---------        --------
Fiscal 2001 - Quarters Ended:
     October 31, 2000                 $0.025          $0.025
     January 31, 2001                $  0.03          $0.025
     April 30, 2001                   $0.031         $  0.03
     July 31, 2001                    $0.029          $0.029

Fiscal 2002 - Quarters Ended:
     October 31, 2001                 $0.028          $0.017
     January 31, 2002                $  0.05          $0.017
     April 30, 2002                   $0.037          $0.016
     July 31, 2002                    $0.059          $0.025

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

ITEM 6.     SELECTED FINANCIAL DATA

                                                 July 31,

                                 2002       2001      2000      1999      1998
                             -------    --------   -------   -------   -------
Working Capital               (230,895)   261,407  (942,970) 627,070) (651,204)
Cash                                25         61       274   48,563        77
Total Assets                   172,977  1,131,044   204,176  326,404    80,163
Total Liabilities              244,872    203,940   987,288  947,088   731,368
Shareholders' Equity           (71,895)   927,104  (783,112)(620,684) (651,204)
Operating Revenue                  999     29,391   149,099  212,210         0
Gross Profit                       999     24,964   149,099  212,210         0
Total Gen'l & Admin
   Expenses                     38,194     45,091   211,444  147,058    16,334
Research & Development               0        360         0        0         0
Total other income/ (expense)  (22,355)   (47,282)  (52,179) (43,532)  (42,927)
Net Income/ (Loss)             (73,154)   357,985  (114,524)  21,621   (59,261)
Net loss per common share          ***        ***       ***      ***       ***

     ***  -- less than $.01 per share.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
--------------------------------

Working capital decreased by $492,302 from reversing net Delta assets due to pending litigation with ScanLine Technologies Inc.

Net loss from operations was $(37,195) which consisted mostly of professional fees. Patent Delta sale fees were $799 and other general expense of $553.

In accordance with SFAS 115, the Company reported the 28,475 shares of Williams Controls, Inc. common stock (Nasdaq "WMCO") at fair market value at closing price on July 31, 2002 of $13,953. The stock is classified as available-for-sale securities and originally cost $27,558. The Registrant decreased the cost basis of WMCO stock to fair market value of July 31, 2002, complying with SFAS
115. The unrealized loss on this marketable security was converted to the realized loss and it is reflected in the statement of income and comprehensive income.

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

Results of Operations
-----------------------

Year ended July 31, 2002
Compared to July 31, 2001

Operating revenue for the years ended July 31, 2002 and 2001 were $999 and $29,391 respectively. The Company has discontinued its consulting agreements with two affiliated companies to do website development and maintenance programming work. They are Williams Controls, Inc. ("Williams") and Ajay Sports, Inc. ("Ajay"). The work product had included redesigns of the companies' websites, the development of intranet products, and ongoing maintenance of the sites as new features are added.

The subsidiary that had provided revenues, in the years prior to 1992, has been inactive during the last nine years and the Company does not expect income from this operation in future years.

General and administrative expenses were $38,194 for the year ended July 31, 2002 compared to $45,091 for the year ended July 31, 2001. As discussed above, the expenses incurred for 2002 were $0 for staff salaries, patent fees of $799; management fees of $950 to a related company; professional fees of $35,891 for auditing services, stock transfer fees and other professional fees; other general and administrative expenses of $553. During the year ended July 31,2002, interest expense on notes payable was $22,355.

Year ended July 31, 2001
Compared to July 31, 2000

Operating revenue for the years ended July 31, 2001 and 2000 were $29,391 and $149,099 respectively. The subsidiary that had provided revenues, in the years prior to 1992, has been inactive during the eight years and the Company does not expect income from this operation in future years.

General and administrative expenses were $45,091 for the year ended July 31, 2001 compared to $211,444 for the year ended July 31, 2000. The expenses incurred for 2001 were for staff salaries $9,587, the extension of currently held patents $4,776; professional fees of $4,122; management fees of $(1,100) to a related party for services including accounting and SEC report preparation; travel and entertainment of $3,258; and other general and administrative expenses of $24,448. During the year ended July 31, 2001, interest expense on notes payable was $46,331.

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

            None.

                                       PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) and (b) Identification of Directors and Executive Officers.

Name                      Age                  Position
------------------------------------------------------------------
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

(e) Business Experience.

(e) (1) Background.

Thomas W. Itin was elected a director of the Board of the Company in April of 2001. Mr. Itin has been a director of Williams Controls, Inc., a publicly held company since its inception in November 1988. He also served as Chairman of the Board and Chief Executive Officer of Williams from March 1989 until January 2001 and also as President and Treasurer from June 1993 until January 2001. He has served as Chairman of the Board, Chief Executive Officer and Chief Operating Officer of LBO Capital Corp. since its inception. Mr. Itin has been Chairman, President and Owner of TWI International, Inc. since he founded the firm in 1967. TWI International acts as a consultant for mergers, acquisitions, financial structuring, new ventures and asset management. Mr. Itin also has been Owner and Principal Officer of Acrodyne Corporation since 1962. In May 2001, Mr. Itin became a director of Enercorp, Inc., a publicly
held company.   He received a Bachelor of Science degree from Cornell
University and an MBA from New York University. Mr. Itin served on the Cornell University Council and was Chairman of the Technology Transfer Committee during the years 1994-2000.

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

ScanLine Technologies, Inc. ("ScanLine") sued the Company in July 2002 for breach of an alleged asset purchase agreement in which ScanLine sold the so-called "Delta Assets" to the Company in exchange for Company stock. ScanLine has included claims against the Company, as well as individual directors, for breach of contract, fraud, misrepresentation, violation of 10b-5 of the federal securities law and violation of Utah securities law. A Third Party Complaint was later filed individually by David Scull ("Scull"), a principal in ScanLine, against the Company alleging breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing for an alleged failure of the Company to compensate him for the time he acted as President and CEO of the Company. Scull has also filed a claim for defamation for allegedly defamatory statements made in the Company's public filings.

The name of the Litigation is ScanLine Technologies, Inc. v CompuSonics Corporation, et.al. Civil No. 2:02-CV-0612J in the United States District Court for the District of Utah, Central Division.

Discovery has been ongoing in the matter, including the depositions of both ScanLine and Scull as well as the deposition of CompuSonics Video Corporation. Neither ScanLine nor Scull could articulate a damage amount in deposition. The potential loss is therefore difficult to ascertain. However, ScanLine has in the past represented the value of the Company stock, which it was not paid in exchange for the Delta Assets, which still remain in the possession of ScanLine, to be worth $1.5 million. Scull has previously claimed a right to salary of approximately $225,000.00. Discovery cut-off is set for December 31, 2003 with a pre-trial conference set for January 9, 2004 at which time a trial date may be set.

Management has responded by denying the allegations, filing counterclaims against both ScanLine and Scull for damage to the Company and defending the
case.   The Company believes that it does not owe ScanLine or Scull anything.
Settlement discussions have occurred but have been unsuccessful based upon the amount sought by Scull.

There is a possibility of an unfavorable outcome based upon the inherent uncertainty of litigation. However, management is confident in its version of events and that ScanLine and Scull are not entitled to any compensation.


ITEM 11     EXECUTIVE COMPENSATION

(a) (1) Cash Compensation.

The following sets forth all remuneration paid in the fiscal year ended July 31, 2002, to all officers of the Company and the total amount of remuneration paid to the officers and directors as a group:

Number of persons             Capacities in           Cash
in group (1)                   which served           compensation
----------------------------------------------------------------------

All executive officers           Various              None
as a group

No officers or directors received remuneration exceeding $100,000 during the fiscal year ended July 31, 2002.

(b) (1) Compensation Pursuant to Plans.

Incentive Stock Option Plan
----------------------------

The Board of Directors of the Company, in October 1985, adopted an Incentive Stock Option Plan (the "Plan") for key employees. Options covering a total of 7,000,000 shares of Common Stock are available for grant under the Plan. The Plan is administered by the Board of Directors, which is responsible for establishing the criteria to be applied in administering the Plan. The Board of Directors is empowered to determine the total number of options to be granted to any one optionee, provided that the maximum fair market value of the stock for which any employee may be granted options during a single calendar year may not exceed $100,000 plus one-half of the excess of $100,000 over the aggregate fair market value of stock for which an employee was granted options in each of the three preceding calendar years. The exercise price of the options cannot be less than the market value of the Common Stock on the date of grant (110% of market value in the case of options to an employee who owns ten percent or more of the Company's voting stock) and no option can have a term in excess of ten years. In the event of certain changes or transactions such as a stock split, stock dividend or merger, the Board of Directors has the discretion to make such adjustments in the number and class of shares covered by an option or the option price as they deem appropriate. Options granted under the Plan are nontransferable during the life of the optionee and terminate within three months upon the cessation of the optionee's employment, unless employment is terminated for cause in which case the option terminates immediately. Only one option has been granted under the plan and it has lapsed.

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

                                      Number of Shares
                                      and Nature
                                      of Beneficial                  Percent
Name and address                      Ownership (1)                 of Class
-----------------------------------------------------------------------------
TICO, Inc.                              30,000,000                     18.7%
32751 Middlebelt Road, Suite B
Farmington Hills, Michigan 48334

Acrodyne Profit Sharing Trust            9,617,594                      6.0%
32751 Middlebelt Road, Suite B
Farmington Hills, Michigan 48334

Thomas W. Itin                          44,652,594  (2)                27.9%
32751 Middlebelt Road, Suite B
Farmington Hills, Michigan 48334

Officer and directors                   15,000,000  (3)                 9.4%
as a group (one person)

(1) All shares are beneficially owned of record unless otherwise indicated.

(2) Mr. Itin has held in his name no shares of the Company. Mr. Itin may have beneficial ownership of the following:

     TICO, Inc.                             30,000,000
     TICO                                       35,000
     SICO                                    5,000,000
     Acrodyne Profit Sharing Trust           9,617,594
                                            ----------
                                            44,652,594

Mr. Itin is a controlling person in TICO, Inc. Mr. Itin is controlling partner in TICO and a general partner with no equity ownership in SICO. Shares in TICO Inc.'s name, are held as nominee for Thomas W. Itin or assigns. Mr. Itin is the trustee and beneficiary of Acrodyne Profit Sharing Trust, therefore, he can be considered as having beneficial ownership of the shares of these entities. Mr. Itin's wife is a trustee of certain other trusts holding a total of 20,000,000 shares. Mr. Itin is not a beneficiary of the above mentioned trusts in which his wife is trustee and disclaims any beneficial ownership.

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

From the acquisition of Delta CG product line, ScanLine was to be issued 40 Million shares preferred Class A stock convertible at 2 to 1 (80,000,000) to be exercised sometime in the future.

As of today no shares of class A preferred stock were issued to ScanLine, and the Company is holding the stock certificates that were to be sent to Dave Scull.

The Company is pending on the outcome of the litigation.

For the conversion of notes and forgiveness of interest, Acrodyne Corporation and First Equity Corporation were each issued 4,000,000 shares of preferred Class B stock convertible at 10 to 1 (40,000,000) shares to be exercised sometime in the future.

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

             A Form 8-K was filed on January 30, 2002 to announce the extension of Class A and Class B Warrants from January 31, 2002 to February 28, 2002.

             A Form 8-K was filed on February 28, 2002 to announce the extension of Class A and Class B Warrants from
             February 28, 2002 to April 30, 2002.

             A Form 8-K was filed on April 23, 2002 to announce the extension of Class A and Class B Warrants from April 30, 2002 to June 30, 2002.

             A Form 8-K was filed on June 20, 2002 to announce the extension of Class A and Class B Warrants from
             June 30, 2002 to August 31, 2002.

(c) Exhibits required by Item 601 of Regulation S-K

       Exhibit  3.1       Articles of Incorporation *

       Exhibit  3.2       Bylaws*

       Exhibit  3.3       Designation of Series A Preferred Stock -

       Exhibit 11         Statement of Computation of Per Share
                          Earnings (Loss)

       Exhibit 16         Letter re: Change in Certifying Accountant.*

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

                             COMPUSONICS VIDEO CORPORATION
                            -------------------------------
                                     (Company)


                                              By: s/s Thomas W. Itin
                                                  --------------------
                                                 Thomas W. Itin, Chairman


Date:     November 13, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 11th day of November, 2002.

Signature s/s Thomas W. Itin
          ---------------------
              Thomas W. Itin
Title:  Chairman of the Board of Directors
           President, CEO, COO

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


J L Stephan Co PC

Traverse City, MI
November 1, 2002
(Except for Balance Sheets, Statements of Income, notes 2,4,6,10, and 14, which are dated November October 28, 2003.)

      l

                        COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

ASSETS                                         July 31, 2002      July  31,2001
                                              --------------      --------------
Current Assets
   Cash                                                 $24               $61
   Accounts Receivable- Related Parties net of
     reserve for Delta net assets                         0               426
   Interest Receivable                                    0                 0
   Inventory net of reserve for Delta Net Assets          0           436,129
   Marketable Equity Securities Available for Sale   13,953            28,731
                                                   ---------        ---------
           Total Current Assets                      13,977           465,347

Other Assets
   Investments                                      159,000           158,000
   Patents                                          300,000           300,000
   Less Amortization                                 (5,000)           (5,000)
   Leasehold Improvements                             1,875             1,875
   Less Accumulated Depreciation                        (63)              (63)
   Equipment                                         61,954            63,462
   Less Accumulated Depreciation                     (4,425)           (5,579)
   Good Will                                        153,000           153,000
   Reserve Other Assets for Delta Net Assets       (507,351)                0
                                                  ----------        ---------
            Total Other Assets                      159,000           665,696
                                                 -----------        ---------
            Total Assets                           $172,977        $1,131,044
                                                 ==========        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Notes Payable to Related Entities               $190,341        $  182,541
   Reserve Note Payable for Delta Net Assets        (18,618)                0
   Accounts Payable and accrued Liabilities          48,047            19,016
   Accounts Payable - Related Entities               25,710             2,384
   Reserve for Accounts Payable -Related
         for Delta Net Assets                          (607)                0
                                                 -----------      ------------
              Total Liabilities                     244,872           203,940

Stockholders' Deficit
Preferred Stock - Series A. Convertible Stock.
    20,000,000 Shares authorized, 4,000,000 Shares
    Issued and Outstanding                          400,000           400,000
Preferred Stock - Series B Convertible Stock.
    55,000,000 Shares authorized, 40,000,000 Shares
    Issued  and Outstanding                         400,000           400,000
Common Stock $.001 Par Value, 300,000,000 Shares
    Authorized 160,006,250 Shares Issued and
    Outstanding in 2001 and 2000                    160,006           160,006
Additional Paid-in Capital                        1,247,981         1,247,981
Reserve Equity for Delta Net Assets                (924,671)                0

                  COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                  (Continued)

Retained Earnings

   Other Comprehensive Income                           -0-             1,175
   Accumulated Deficit                           (1,355,212)       (1,282,059)
                                                 ----------      ------------
        Total Stockholders' Deficit                 (71,895)          927,104
                                                 -----------     ------------
        Total Liabilities and Stockholders'
              Deficit                              $172,977        $1,131,044
                                                 ==========       ===========
   The accompanying notes are an integral part of this financial statement

                 COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               For the Years Ended July 31, 2002, 2001 and 2000

                                                2002        2001         2000
                                            --------     --------      -------
Revenues
   Commission Income                            $-0-        $-0-     $147,332
   Gain (Loss) on Fixed Assets                   -0-         -0-         (754)
   Consulting Income                             -0-       5,150          -0-
   Licensing Income                              -0-      10,000          -0-
   Sales of Delta                                -0-      14,241          -0-
   Miscellaneous Income                          999         -0-        2,521
                                           ---------   ----------   ---------
        Total Revenues                           999      29,391      149,099
Expenses
Cost of Goods Sold                               -0-       4,427          -0-
                                           ---------    ---------   ---------
Gross Profit                                     999      24,964      149,099
General and Administrative Expense
   Staff Salaries                                -0-       9,587      108,425
   Professional fees                          35,891       4,122       14,864
   Management Fees - Related Party               950      (1,100)       5,740
   Patent Fees                                   799       4,776       10,349
   Travel and Entertainment                      -0-       3,258          586
   Bad Debts Expense                             -0-         -0-       50,566
   All Other General and Administrative
      Expenses                                   553      24,448       20,915
                                             -------   ---------     --------
   Total General and Administrative Expenses  38,194      45,091      211,444
Income (Loss) from Operations before tax     (37,195)    (20,127)     (62,345)
Other Income
   Interest Income                               -0-          48        7,397
   Interest expense                           22,355      46,331       59,576
   Loss from investment                          -0-         999          -0-
                                            --------    --------     --------
        Total other Income                   (22,355)    (47,282)     (52,179
                                            --------     -------      -------
Income tax expense                               -0-         -0-          -0-
Income before extraordinary item and cumulative
  Effect of accounting change                (59,550)    (67,409)    (114,524)
                                           ---------    --------    ---------
Extraordinary Item Net of Tax                (13,604)    425,394          -0-
                                           ----------   --------    ---------
Income before cumulative effect of
     accounting change                       (73,154)    357,985     (114,524)
Cumulative effect of accounting change
     net of tax                                  -0-         -0-          -0-
                                            --------     -------     --------
Net Income                                   (73,154)    357,985     (114,524)
                                            --------     -------     --------
Other comprehensive income net of tax
   Unrealized gain on securities              (1,175)     14,870)     (47,904)
                                           ----------  ---------   -----------
        Total other comprehensive income      (1,175)    (14,870)     (47,904)
Comprehensive income                         (74,329)    343,115     (162,428)
Weighted Average Number of Common
     Shares                              160,006,250 160,006,250  160,006,250
Net Income Per Common Share                   $(0.00)      $0.00       $(0.00)
                                         ===========  ==========  ===========
   The accompanying notes are an integral part of this financial statement

                   COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
              For the Years Ended July 31, 2002 ,  2001, 2000

Convertible                                                 Addit'l
Other.Compre                                 Total
Preferred                                     Common        Paid Inc
Hensive         Accum'        Reserve        Stockhdrs
Stock                                         Stock         Capital
Income         Deficit        Equity         Deficit
------------------------------------------------------------------------------
-----------------------------------------------------------------
Shares           Amount        Shares         Amount

Balance at July 31, 1999
----------------------------
      0             $0    160,006,250        160,006          $680,880
 63,949         $(1,525,520)                 $(620,685)
Net Loss for the Year
                   (114,524)                  (114,524)

Unrealized Gain (Loss  on Investments)
      0              0
 (47,904)                                      (47,904)

Balance at July 31, 2000
-----------------------------
      0              0     160,006,250      $160,006           $680,880
 $16,045        $(1,640,044)                 $(783,113)
------------------------------------------------------------------------------
----------------------------------------------------------
Issuance of Preferred Stock
  44,000,000
Net Income for the Year
  44,000,000      $800,000                                       567,101
                 357,986                      1,725,087
Unrealized Gain (Loss) on investments
  44,000,000
    (14,870)                                   (14,870)

Balance at July 31, 2001
---------------------------
   44,000,000     $800,000  160,006,250       $160,006         1,247,981
     $1,175       $(1,282,059)                 $927,103
--------------------------------------------------------------------------------
--------------------------------------------------------
Additional Paid in Capital
Net Income for  the  Year
                      (73,154)                  (73,154)
Reserve Equity for Delta Net Assets
                                 (924,671)     (924,671)
Unrealized Gain (Loss) on Investments
    (14,779)                                    (14,779)
Write down the cost basis to FMV as of July 31, 2003
     13,604                                      13,604
Balance at July 31, 2002
-------------------------
44,000,000      $800,000   160,006,250         $160,006          $1,247,981
    $    0     $(1,355,213)      (924,671)       (71,897)
--------------------------------------------------------------------------------
---------------------------------------------------------

       The accompanying notes are an integral part of this financial statement

               COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended July 31, 2002, 2001 and 2000
                                                   2002        2001      2000
                                                 ----------   -------   -------
Cash Flows from Operating Activities
   Net Loss                                    $(73,154)   $357,986  $(114,524)
   Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities
   Depreciation                                     355       9,991      2,374
   Loss realized from marketable securities      13,604           0          0
   Gain from Investments                           (999)        999          0
   Loss on Disposal of Assets                         0           0        754
   Accrued Interest Income                            0           0     (9,000)
   (Increase) Decrease In Inventory                   0       2,027          0
   Accounts Receivable and Accrued Assets           426          18     32,026
   Increase (Decrease) in Accounts Payable and
       Accrued Liabilities                       29,031     (29,770)   (18,021)
       Accounts Payable Related Entities         22,900    (361,380)    59,522
                                               -------    ---------   ---------
             Total Adjustments                   65,318    (378,116)    67,655
                                              ---------   ---------   --------
Net Cash (Used For) Operations                   (7,836)    (20,130)   (46,869)
                                             ----------   ---------   --------
Cash Provided by Investing Activities
   Purchase of Equipment                              0           0         0
   Purchase of Patents                                0           0         0
   Proceeds from Sale of Equipment                    0           0     2,400
   Investments                                        0           0    (2,521)
                                              ---------    --------   --------
Net Cash (Used for) Investing Activities              0           0      (121)
                                             ----------   ---------  ---------
Cash Provided by Financing Activities
   Proceeds from Stock Sold                           0           0         0
   Proceeds From Notes Payable                    5,000       1,300     3,900
   Proceeds From Notes Payable-Related            2,800      18,618    (5,200)
                                              ---------    --------   -------
Net Cash Provided by Financing
   Activities                                     7,800      19,918    (1,300)
                                             ----------    --------   --------
Increase (Decrease) in Cash                         (36)       (212)  (48,290)
Balance at Beginning of year                         61         273    48,563
                                              ---------    --------   -------
Balance at End of Year                        $      25    $     61 $     273
                                              =========    ========  ========
Supplemental Disclosure of Non-Cash Investing and
   Financing Activities:  Note Receivable and
Accrued Interest Converted to Stock                  $0         $ 0  $159,000
Stock issued for ScanLine assets                     $0    $954,985        $0
Stock issued for N/R related party                   $0    $412,117        $0

    The accompanying notes are an integral party of this financial statement

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002

Note 1. Significant Accounting Policies
        -------------------------------
A.     Business History
       ----------------
CompuSonics Video Corporation (the "Company") was incorporated under the laws of the State of Colorado on August 14, 1985, for the purpose of developing, manufacturing and marketing a digital video recording and playback system. On December 13, 1985, the Company concluded a public offering of 30,000,000 Units, each Unit consisting of one share of its common stock and one Class A Warrant,
and received net proceeds of $727,971.   On November 16, 1987, the Company
acquired The Tyler-Shaw Corporation, a New York corporation ("Tyler-Shaw"), which was engaged in the business of direct mail marketing. Effective July 31, 1992, Tyler-Shaw was considered inactive. Tyler-Shaw has no operations, research and development, earnings, cash flows, product development or sources of financing. On January 20, 1988, the Company acquired all the outstanding stock of TS Industries, Inc. ("TSI") in a transaction accounted for as a pooling of interests. (See Note 2). TSI was incorporated in the State of Colorado on July 28, 1987, but did not commence operations until the acquisition of The Tyler-Shaw Corporation, a New York Corporation ("TSC"). TSI acquired TSC from Edward B. Rubin, its sole shareholder, under an agreement dated July 23, 1987 (the "Agreement") between Mr. Rubin, Equitex, Inc. ("Equitex") and TICO, Inc. ("TICO"). On November 1, 1987, Equitex and TICO assigned all their rights under the Agreement to TSI. Equitex and TICO each owned 50% of the issued and outstanding capital stock of TSI, prior to the exchange of TSI stock for the Company's stock. This acquisition was accounted for under the purchase method of accounting (See Note 2). TSC acted as a syndicator of consumer products through direct mail marketing programs. As of July 31, 1992, TSC was considered inactive and all relating assets were written off along with the reversal of its prior accruals. CompuSonics Video Corporation has no proven products or operations in the digital equipment area. At this time, Tyler Shaw is without any operations.

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

Delta CG systems are capable of both analog and Digital input/output support. As market trends dictate, many of these Delta CG systems must be upgraded or
exchanged for newer systems that support HDTV resolutions and formats.   The
company is positioning itself to take advantage of very powerful technology and
market trends by developing the next generation of HDTV-ready systems.   These
will be backward compatible with older Delta CG systems and file formats. For these and other reasons, current customers have a strong interest in the next generation of Delta CG. Total open quotations for Delta CG systems upgrades and new equipment exceed $10 Million Total purchase price for the Delta CG product line of assets acquired from ScanLine was $954,985.03. This represents the total fair value of the assets received.

Allocation of purchase price to the net assets acquired is as follows:

Machinery and Equipment                          $61,953.61
Fonts and Intellectual Property                  300,000.00
Office Improvements                                1,875.00
Inventory-parts                                  309,156.42
Work-in-process/Inventory                         58,000.00
Finished goods/Inventory                         224,000.00
                                              -------------
Total                                           $954,985.03

As a consideration for Delta assets the Registrant issued 40 million shares of series B preferred stock to ScanLine, but the stock certificates were never delivered to it. (See note on the legal proceedings). There were 40Million shares of preferred stock class B held in escrow account, convertible into 80 Million shares of common stock. The Registrant is currently in litigation with ScanLine Technologies, Inc.

B.     Consolidation
       --------------

The consolidated financial statements include the consolidated financial information of TSI since that entity's inception. This consolidated financial information of TSI includes the operations of its wholly owned subsidiary, TSC, since its acquisition on November 16, 1987. All significant inter company balances and transactions have been eliminated in consolidation.

C.     Patents
       --------

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

D.     Income Taxes
       ------------

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

Tax credits will be reflected in the income statement under the flow-through method as a deduction of income taxes in the year in which they are used. At July 31, 2002, the Company's carryforwards are as follows:

                                                     Net         General
Year of            Net Operating         Loss        Capital     Business
Expiration         Book                  Tax         Loss        Credits
--------------------------------------------------------------------------
2002               302,543              140,148        -0-        18,390
2003               329,338              326,211        -0-           -0-
2004                66,722              110,50         -0-            0-
2005                55,215             137,222         -0-           -0-
2006                80,080             60,911          730           -0-
2007               236,002             99,856          -0-           -0-
2008                84,714             99,898       22,500           -0-
2009                55,673             55,664          -0-           -0-
2010                57,605             57,495          -0-           -0-
2011                63,576             63,577          -0-           -0-
2012                48,566             48,566          -0-           -0-
2019                59,261             59,261          -0-           -0-
2021               114,360            114,360          -0-           -0-
2022                69,118             69,118

The primary difference between the book and tax net operating loss carryforwards result from differences in depreciation and amortization methods and the treatment of unrealized loss of market value of certain investments.

E.     Net Loss (Gain) Per Common Share
       --------------------------------

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

G.     Equipment and Depreciation
       --------------------------

Equipment is stated at cost.  Depreciation is computed for financial  reporting
purposes on a straight-line basis over an estimated life.   Depreciation
expense for the years ended July 31, 2002, 2001 was $ 355 and $4,991 respectively. The Registrant wrote off the depreciation expense for the current year because of the "Reserve for Net Assets Delta" account recorded for each of Delta Assets.

H.     Inventory
       -----------

During 2001, inventory was stated at cost using the first-in, first-out method of inventory valuation.

Inventory consisted primarily of the following:
                                       2001
                                 ----------
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

The Registrant recorded the "Reserve Patents for Delta Net Assets" account in 2002, in the amount of $ 295,000.

I.     Long-Lived asset impairment.
       ---------------------------

Our policy for determining when a long-lived asset or identifiable intangible asset is impaired, complies with SFAS 144. Impairment would be recorded only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. Impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Note 2.  Marketable Securities
         ---------------------

During the years ended July 31, 2002 and 2001, the Company held common stock in Williams Controls, Inc. (Nasdaq: WMCO) in which a major shareholder and former officer/director of the Company is an officer. The initial cost of stock was $27,558 and the fair market value at July 31, 2002 and 2001 was $13,953 and $28,731 respectively. The Registrant decreased the cost basis of WMCO stock to fair market value of July 31, 2002, complying with SFAS 115. The unrealized loss on this marketable security was converted to the realized loss, which is classified as an extraordinary item in the statement of income and comprehensive income.

In accordance with SFAS 115, the Company has classified the WMCO stock as an available-for-sale security and has reported it at its fair market value effective July 31, 2002.

These securities are collateral for loans from a related party.

Note 3.  Notes Payable and Notes Receivable
         ----------------------------------
A.  Related Entity Notes Payable
    -----------------------------
Since the inception of the Company to October 2002, related companies have provided loans to meet the operating cash flow need. These notes are rewritten as the loan amount increases. Notes payable to related entities bear interest at 10 to 12 percent per annum and are due and payable within 180 days or on demand and are dated as follows:

                                                July 31,              July 31,
                                                  2002                 2001
                                            ----------               ---------
May 15, 2001       (1)   10.75%                 6,300                  3,500
March 5, 2001      (2)   10.75%               159,123                159,123
February 9, 2001   (3)   10.5%                  6,300
                   (4)                         18,618                 19,918
                                            -----------        -------------
Total                                         190,341                182,541

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

Note 4.  Stockholders' Equity
         ---------------------
A.     Preferred Stock

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

Class A preferred stock.

The Registrant issued 40,000,000 shares Class A preferred convertible stock convertible at 2 to 1 into 80,000,000 shares common to ScanLine Technologies, Inc. in exchange for assets purchased from ScanLine's Delta Division valued at $954,985. Stock certificates are not signed by the Registrant and they were not delivered to ScanLine.

The Registrant is recording "Reserve Equity for Delta Net Assets" which includes the value of Class A preferred convertible stock. (See Note 5)

Class B preferred stock.

The Registrant issued 4,000,000 shares Class B preferred convertible stock issued to Acrodyne Corporation and First Equity Corporation, convertible at 10 to 1 into 40,000,000 shares of common stock in exchange for notes held by these companies totaling $412,117.

Rights, preferences, privileges and restrictions of the series B convertible preferred stock.
----------------------------------------------------------------------------

No Dividends. Holders of the Series B preferred stock are not entitled to dividends on their shares of series A and B of preferred stock.
Liquidation preference. Upon the liquidation of the company the holders of the series A and B preferred stock are entitled to receive out of the assets of the company a distribution of respectively $0.02 and $.10 for each share of Series A and B preferred stock held.
Conversion.   Each share of series A and B Preferred stock is convertible respectively into two shares and ten shares of common stock.

Voting rights.   The holders of the Series A and B Preferred stock have voting rights as if the conversion to Common stock had taken place, and votes together with the Common stock as a single voting group except and to the extent the Colorado Business Corporation Act provides for voting rights as a separate class under section 7-110-104 or any successor statutory provision or as provided below.

An affirmative vote of at least 60 percent of the holders of the series A and B preferred stock is required for a) change in the rights, preferences or privileges of the series A and B Preferred stock, b) an authorization, or issuance of additional shares of the same series, c) any change in the percent of series A and B preferred stock required to approve the forgoing.

No preemptive rights. The series A and B preferred stock should have no preemptive rights as to any series of preferred stock issued subsequent to it.

Registration rights. On one occasion at the request of the holders of at least 60% of the series A and B preferred stock, the Company shall register the shares of Common stock issued or issuable upon conversion of the series B preferred stock with the Securities and Exchange Commission. In addition, if the company proposes to file a registration statement with the SEC under the securities act with respect to an offering of securities of the Company, then the Company shall give the holders of the series B Preferred Stock notice of its intention and an opportunity to include all or a portion of the shares of Common Stock issuable upon conversion of the series B preferred stock in the proposed registration statement.

Notices.
Any notice, request, demand, consent, approval or the other communication required or permitted hereunder shall be in writing and shall be delivered by personal service or agent, by registered or certified mail, return receipt requested, with postage thereon fully prepaid.

B.     Public Offering of Common Stock
       -------------------------------

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

C.     Incentive Stock Option Plan
       ---------------------------

On October 4, 1985, the Company's board of directors authorized an Incentive Stock Option Plan covering up to 7,000,000 shares of the Company's common stock for key employees. The board of directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options.

Note 5.    "Reserve Equity for Delta Net Assets".
           --------------------------------------

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


Note 6.      Related Party Transactions
             ---------------------------

In August 1990 the Company entered into a management fee agreement with Acrodyne Corporation, a related entity, at the time, whereby the Company will pay direct labor cost plus overhead for management services rendered. Management fees expense totaled $ 950, and $5,740 for the years ended July 31, 2002, 2001, and 2000.

The Company currently occupies office space, at no charge, in the office of Acrodyne, a related entity. TSC also utilizes space in a related entity at no charge for the purposes of accounting and administration. The Company believes its current facilities are sufficient for its presently intended business activity. The accounts payable, as of July 31, 2002 and 2001, include management fees owed to Acrodyne of $2,600 and $1,100 respectively.

During the years ended July 31, 2002 and 2001, the Registrant held common stock in a company in which the Company's major shareholder and former officer/director is an officer and director of the Registrant (see Note 2).

CompuSonics Video and its subsidiary Tyler Shaw Corporation owed the following amounts to these parties, as notes payable or accounts payable, as of 04/30/01:

                                               Amount Owed
                                               Principal         Interest
                                              -------------     ---------

     Acrodyne Corporation-owed from CPVD        $376,017.00    $213,846.77
     Acrodyne Corporation-owed from Tyler Shaw   159,122.97     154,330.79
     First Equity Corporation                     24,000.00      16,638.48
     Equitex, Inc assigned to Acrodyne            12,100.00      14,562.18
     A/P Equitex, Inc.                            26,016.20

As of 04/30/01, the above debts were forgiven in exchange for 4,000,000 shares of preferred stock (total value of $412,117.00), except the $159,122.97 of principal owed from Tyler Shaw Corporation to Acrodyne.

The amount of extraordinary gain recognized for the year ended July 31, 2001 is comprised of $271,063.63 of gain recorded in CPVD books, and of $154,330.79 of gain recorded in Tyler Shaw books.

Acrodyne Corporation and First Equity Corporation are related parties to CompuSonics Video Corporation (CPVD). Thomas W. Itin, Chairman of CPVD is president of Acrodyne Corporation, and his spouse; Shirley W. Itin is president of First Equity Corporation. None of the debtors were shareholders of CPVD at the time of the transaction.

                                       F_14

Note 7.      Cash Flows Disclosure
             ---------------------

Interest and income taxes paid for the years ended July 31, 2002, 2001 and 2000 were as follows:

                                      2002            2001       2000
                                   -------         -------     -------
Income Taxes                          $-0-       $    -0-     $   -0-
Interest                              $-0-       $    -0-     $   -0-

Note 8.      Change in Control
             -----------------

Effective April 30, 2001, the President and Chairman of the Board of Directors of the Company resigned due to other commitments. Thomas W. Itin was elected to fill the positions vacated by Mr. Hebard.

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

Note 10.     Investments
             -----------

On June 22, 1999, the Registrant had loaned $150,000 to Pro Golf International, Inc., a subsidiary of Ajay Sports, Inc., partly in the belief that it would have the opportunity to provide significant e-commerce development services to PGI and another Ajay subsidiary, ProGolf.com, in the future, for which it would be paid development fees. The proceeds for making the loan were provided by a related party. At the time, the Registrant received a promissory note that was subordinated to PGI's primary lender. On February 29, 2000, the Registrant converted its note receivable from PGI, and the interest accrued but unpaid on such note receivable, into common stock of PGI. The conversion was made at the rate of $60 per common share, the price at which PGI was raising equity capital at the time under a Confidential Private Placement Memorandum dated February 4, 2000. The Registrant had held the note from PGI from June 22, 1999 until the time of this conversion of the note into PGI common stock. In exchange for converting the $150,000 note, and $9,000 of interest accrued on the note, the Registrant received 2,650 shares of PGI's common stock
(split 10-1 in 2000) and 107,143 shares of ProGolf.com, Inc.'s common stock.


                                  F_15

The Company owned 0.26% of the total outstanding shares of Pro Golf International, Inc, and 0.97% of the total outstanding shares of ProGolf.Com as of July 31, 2002. Pro Golf International, Inc. (PGI) a majority-owned subsidiary of Ajay Sports, Inc., was formed during 1999, and owns 100 % of the outstanding stock of Pro Golf of America, Inc. (PGoA) and a majority of the
stock of ProGolf.Com, Inc. (PG.com).   PGoA is the franchiser of Pro Golf
Discount Retail Stores. The Registrant's Chairman is also Chairman of Pro Golf International, Inc. ("PGI").ProGolf. Com, Inc. ("PG.com") is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. It is anticipated that traditional sales and distribution methods will be enhanced by the ProGolf.com Internet site. PG.com is a majority owned subsidiary of PGI. The Registrant's Chairman is also Chairman of PG.com.

Note 11.     Contingencies
             --------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a net loss from operations of $(37,195) for the year ended July 31, 2002, and as of July 31, 2002 had a net working capital deficit of $(230,985) and net stockholders' equity of $(71,895).

The Company had total net income of $(73,154), $357,987 and $(114,524) during the years ended July 31, 2002, 2001 and 2000 and was mainly dependent upon a related party to fund its working capital for the current year. In addition, the Company anticipates additional capital from new investors in 2002/2003. The Company's ability to continue as a going concern is partially dependent on the success of management implementing these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 12.     Write Off of Bad Debts
             ----------------------

As part of its website development and maintenance consulting work, the Company had provided its services to two related parties. The Company was paid on a monthly retainer basis to do this work. In the final few months that the Company provided its services to these consulting clients, disputes arose between these clients and the Company such that work performed was not acceptable to the clients or the clients were unable to pay for such services. Despite efforts to collect these outstanding billings as of May 5, 2000, management of the Company determined that the outstanding billings for these disputed services were unlikely to be collected, especially due to the Company's decision to discontinue its website development and maintenance business, and the decision was made to write them off at that time.

Note 13. Legal Proceedings.
         ------------------

ScanLine Technologies, Inc. ("ScanLine") sued the Company in July 2002 for breach of an alleged asset purchase agreement in which ScanLine sold the so-called "Delta Assets" to the Company in exchange for Company stock.
ScanLine has included claims against the Company, as well as individual directors, for breach of contract, fraud, misrepresentation, violation of 10b-5 of the federal securities law and violation of Utah securities law. A Third Party Complaint was later filed individually by David Scull ("Scull"), a principal in ScanLine, against the Company alleging breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing for an alleged failure of the Company to compensate him for the time he acted as President and CEO of the Company. Scull has also filed a claim for defamation for allegedly defamatory statements made in the Company's public filings.

The name of the Litigation is ScanLine Technologies, Inc. v CompuSonics Corporation, et.al. Civil No. 2:02-CV-0612J in the United States District Court for the District of Utah, Central Division.

Discovery has been ongoing in the matter, including the depositions of both ScanLine and Scull as well as the deposition of CompuSonics Video Corporation. Neither ScanLine nor Scull could articulate a damage amount in deposition. The potential loss is therefore difficult to ascertain. However, ScanLine has in the past represented the value of the Company stock, which it was not paid in exchange for the Delta Assets, which still remain in the possession of ScanLine, to be worth $1.5 million. Scull has previously claimed a right to salary of approximately $225,000.00. Discovery cut-off is set for December 31, 2003 with a pre-trial conference set for January 9, 2004 at which time a trial date may be set.

Management has responded by denying the allegations, filing counterclaims against both ScanLine and Scull for damage to the Company and defending the
case.   The Company believes that it does not owe ScanLine or Scull anything.
Settlement discussions have occurred but have been unsuccessful based upon the amount sought by Scull.

There is a possibility of an unfavorable outcome based upon the inherent uncertainty of litigation. However, management is confident in its version of events and that ScanLine and Scull are not entitled to any compensation.

Note 14. Extraordinary Item.
         -------------------

The Registrant decreased the cost basis of WMCO stock to fair market value of July 31, 2002, complying with SFAS 115. The unrealized loss of $ 13,604 on this marketable security was converted to the realized loss, which is classified as an extraordinary item in the statement of income and comprehensive income.

Gain realized from the forgiveness of debts during 2001 are also classified under extraordinary item. CompuSonics Video and its subsidiary Tyler Shaw Corporation owed the following amounts to these parties, as notes payable or accounts payable, as of 04/30/01:

                                                Amount Owed
                                                Principal          Interest
                                               -------------        --------
     Acrodyne Corporation-owed from CPVD         $376,017.00     $213,846.77
     Acrodyne Corporation-owed from Tyler Shaw    159,122.97      154,330.79
     First Equity Corporation                      24,000.00       16,638.48
     Equitex, Inc assigned to Acrodyne             12,100.00       14,562.18
     A/P Equitex, Inc.                             26,016.20

As of 04/30/01, the above debts were forgiven in exchange for 4,000,000 shares of preferred stock (total value of $412,117.00), except the $159,122.97 of principal owed from Tyler Shaw Corporation to Acrodyne.

The amount of extraordinary gain recognized for the year ended July 31, 2001 is comprised of $271,063.63 of gain recorded in CPVD books, and of $154,330.79 of gain recorded in Tyler Shaw books.

Acrodyne Corporation and First Equity Corporation are related parties to CompuSonics Video Corporation (CPVD). Thomas W. Itin, Chairman of CPVD is president of Acrodyne Corporation, and his spouse; Shirley W. Itin is president of First Equity Corporation. None of the debtors were shareholders of CPVD at the time of the transaction.


                                     F_18

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

Common Stocks
                 *                                    *
Williams Controls,
Inc.              27,558     13,953     $13,953              $13,953

July 31, 2001

Common Stocks

Williams Controls,
Inc. *            27,558     $25,035     $28,731             $28,731


*See Note 2

                      CompuSonics Video Corporation
            Valuation and Qualifying Accounts and Reserves


                                  Balance at the              Balance at the
                                  Beginning of Year  Changes  End of Year
                                 ------------------  -------  ----------------
For the year ending July 31, 2002

Reserve A/R for Delta Net Assets          $-0-         $426              $426

Reserve Inventory for Delta net Assets     -0-      436,129           436,129

Reserve Net Patents for Delta Net Assets   -0-      295,000           295,000

Reserve Net Leasehold Improvements
for Delta Net Assets                       -0-        1,813             1,813

Reserve Net Equipment for Delta Net Assets -0-       57,528            57,528

Reserve Good Will for Delta Net Assets     -0-      153,000           153,000

Reserve N/P Delta for Delta Net Assets     -0-      (18,618)           18,618

Reserve A/P Delta for Delta Net Assets     -0-         (607)              607

Reserve Equity for Delta Net Assets        -0-     (924,671)          924,671