Form 10KSB
period 2003-07-31
COMPUSONICS VIDEO CORP
filed 2003-11-13
CIK 777844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM  10-KSB

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

For the fiscal year ended:                            Commission file number:
--------------------------                           ------------------------
July 31, 2003                                                   0-14200

                         COMPUSONICS VIDEO CORPORATION
              (Exact name of Company as specified in its charter)

Colorado                                                         84-1001336
-------------------------------------              -------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                         Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                                  48334
-------------------------------------                     ------------------
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

As of November 03, 2003, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $8,000,313 based on the average of the bid and asked prices as of, November 03, 2003 of $0.05 as reported by the Over-The-Counter Bulletin Board (OTCBB).



                            COMPUSONICS VIDEO CORPORATION
                                    FORM 10-KSB

                                      PART I

ITEM 1.     BUSINESS
           -----------
(a) General Development of Business.
    --------------------------------
CompuSonics Video Corporation ("Company") was organized under the laws of the State of Colorado on August 14, 1985. The Company's principal activities since inception have been devoted to obtaining equity capital for the development of a digital video recording and playback system with a view towards its manufacture, marketing or licensing. The Company's current operations are limited to the licensing of its patent portfolio related to an audio digital recording and playback system and an audio and video digital recording and playback system or parts thereof, that are covered by the Company's patents.

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

The Delta CG product line assets represented a business line with over 600 established customers within the TV broadcast and video production industry. Delta CG products are based upon proprietary hardware and software. Approximately 1700 Delta CG systems are in use today worldwide. The estimated installed base value of these Delta CG systems is over $43 Million. Delta CG systems are capable of both analog and Digital input/output support. This new business was not a successful enterprise for the Registrant, and currently is not considered as a source of revenue. The Registrant wrote off the assets of Delta as of July 31, 2003. (See note 13).

The Registrant is currently in the litigation process with ScanLine Technologies, Inc and its president, Dave Scull. (See Item 3)

On February 26, 2003 the Registrant's Chairman, Thomas W. Itin announced that the Registrant has entered an agreement with Target B.V. to assist in the corporate landing of the Registrant's patented technology in the European market and to assist in development of new business areas for the Registrant. Additionally, Target B.V. is willing to assist the Registrant in a substantial private placement to accredited investors interested in supporting this venture.

On March 10, 2003 the Registrant's Chairman, Thomas W. Itin, announced that Registrant has entered into a non-binding Letter of Intent with TreeCAD Engineering, Ltd., located in Cyprus ("TreeCAD Engineering") (the former name was TreeCAD International Ltd.), a partner firm of TreeSoft GmbH & Co. KG ("TreeSoft Germany") located in Lindlar, Germany, to acquire newly formed TreeSoft USA, Inc. ("TreeSoft USA") in a stock-for-stock transaction. TreeSoft USA holds exclusive distribution rights under license from TreeCAD Engineering Ltd. to market and develop further in the NAFTA region the in Europe well-established TreeSoft software for electrical engineering. The definitive agreement among the parties was completed on March 24, 2003.

On March 25, 2003 the Registrant signed the purchase agreement with TreeCAD Engineering Ltd. A stock for stock exchange of the Registrant and TreeSoft USA common stock was intended by the Registrant and TreeSoft USA. TreeCAD Engineering was desirous of establishing a presence in the United States markets through ownership of Registrant's preferred class "B" stock, convertible into common stock, and through the introduction and sale of its equipment via the Registrant and TreeSoft USA. The Registrant owns certain products and patented technologies, which it intends to establish within the broadcast and video industries through supplementary services of TreeSoft USA. Both parties concur that the American market offers great potential for the TreeCAD Engineering products and will be enjoyed by the American public, which the American public will learn about these great products through the combined marketing efforts by TreeSoft USA and the Registrant. TreeSoft USA has the localized software product in its hand and ready to take to market, provided TreeCAD Engineering, within eighteen (18) months pursuant to the terms of the purchase agreement between TreeCAD Engineering and The Company.

The Company has made several public announcements related to the acquisition of TreeSoft USA.

Present Status
--------------
TreeSoft USA - a Subsidiary of CompuSonics Video Corporation
------------------------------------------------------------
TreeSoft USA, Inc. is a subsidiary of CompuSonics Video Corporation (OTC Bulletin Board: CPVD), which owns 100 % of the Company's shares.

In March 2003 The Company agreed to purchased TreeSoft USA from TreeCAD Engineering Ltd, Cyprus, a partner firm of the German TreeSoft GmbH & Co. KG, the inventor of the TreeCAD and Better!Office software product family.

TreeSoft USA, Inc., an in America operating software corporation, provides leading edge CAD(1) software, ERP (2) software, CRM (3) software, software customizing and related services to small and midsize enterprises (Small Business Software).

TreeSoft USA owns distribution rights for the TreeCAD Engineering products (4) in the NAFTA (5). For the distribution of the software 10 % royalties are payable to TreeCAD Engineering Ltd. TreeSoft USA is located in Farmington Hills, Michigan (Detroit area).

(1) Computer Aided Design is a general term referring to applications and methods to design things by computers.
(2) ERP (Enterprise Resource Planning) is an industry term for the broad set of activities supported by multi-module application software that help an organization to manage key parts of its business, including Manufacturing, distribution, Human Resources and Accounts. ERP combines information from business units into a single, integrated software program running off one database allowing the business units to share information and communicate with each other.
(3) CRM (Customer Relationship Management) is a comprehensive sales and marketing approach to build long-term customer relationships and improving business performance. CRM allows businesses to manage and streamline marketing, customer service, call centre, and sales force functions. CRM systems support multiple forms of customer interaction and CRM solutions improving customer care by building long-term relationships, improve end-user productivity and increase the integration of sales and customer care.
(4) Better!Office and TreeCAD
(5) North American Free Trade Agreement

TreeCAD Engineering Ltd. localizes and delivers the technology and provides the support for the products of TreeSoft USA.

TreeSoft USA is controlled by the Registrant.

(b) Financial Information about Industry Segments.
    ---------------------------------------------

During the year ended July 31, 2003, the Registrant was engaged in two business activities: (1) the licensing of the technology related to its patent portfolio, and (2) licensing and marketing of electrical engineering software. The Registrant did not have any revenues for the year Ended July 31,2003. The management concentrated his efforts in finding, and developing new business opportunities, and it has been successful in establishing the new business vision. The Registrant's management plans to introduce the new product from TreeSoft U.S.A in late spring of 2004.

(c) Narrative Description of Business.
    ----------------------------------

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


TreeSoft USA products
---------------------
TreeSoft's vision is to become a market leader for E-CAD, ERP and CRM/CAS software for small enterprises (SMBs) in the NAFTA, especially for industrial production companies, electrical contractors and industrial component vendors within 5 years. By 2008, TreeSoft USA will be highly engaged in the development and distribution of software for the targeted market, especially for:

      -Drafting, constructing and engineering (CAD)
      -Estimating, quoting and billing (ERP)
      -Customer contact, service and project management (CRM)
      -Sales support and management (CAS)

Furthermore it is TreeSoft's objective to become the market leader for OEM CAD and marketing software for electrical component and part manufacturers.
The Company will be differentiated from its competitors by offering software Products

      -Which are especially designed for the use in local area networks up to
          100 users
      -With extraordinary support of several server operating systems (e.g.
         Windows, Linux, Solaris)
      -With an unique information workflow concept between all software modules
         (programs) in the software product family (no data redundancy)
      -Which are highly customizable to meet the companies specific needs -Which are designed for vertical markets
      -Which are well suited for distribution by resellers and via Internet

Our objective is $ 8,400,000 with sales by 2008 with a net profit margin of 20% until 2006, increasing the following years. We intend to achieve these objectives mostly by developing new software products and services for that specific market based on the experience and proven technology of TreeSoft GmbH & Co. KG (TreeSoft Germany) which delivers by TreeCAD Engineering Ltd. to TreeSoft USA (by contract) German engineering technology, products and related services. Within 5 years TreeSoft USA will be a leading participant in the business-to-business software industry in the NAFTA and be known for highly integrated high quality products that will set new standards in the targeted markets. TreeSoft USA wants to be known by it's customers and competitors as an innovator of the industry, especially as a company making great efforts to find new ways and new opportunities for the success of its customers and for products for a better working world.

TreeSoft USA intends to be the leader for new software standards in our markets. TreeSoft USA wants to be known as for extraordinary attractive price/value ratio.

Product and Service Offer
-------------------------
TreeSoft USA obtains the basic technologies for its business from its partner firm, TreeCAD Engineering Ltd. TreeCAD Engineering Ltd. acts as one localizing, Distribution and marketing partner firm for the products of TreeSoft Germany. In the NAFTA TreeSoft USA will repeat the European success of TreeSoft Germany by copying its proven marketing structures and support know how.

TreeSoft will offer in 2004 the TreeCAD E-CAD product family first. The ERP and CAS products will follow in 2005 and later.

TreeCAD Electrical CAD
----------------------
The Electrical CAD software TreeCAD was one of the first available E-CAD systems for PC's under MS-DOS in the early 80's. In the 90's it was restructured and adopted for MS Windows. Since that time the TreeCAD E-CAD product family is well known as one of the technological leading stand-alone E-CAD products worldwide.

The TreeCAD Engineering technology greatly increases the productivity of expensive design staff, eliminate times consuming and repetitive tasks, cut lead times, and increases product quality in all fields of electrical engineering and wiring.

TreeCAD End-user Products
--------------------------
People who are working in the field of Control Engineering are responsible for:

     -Delivering information to process engineers about the operation of plants -Choosing measuring instruments to provide the plants with its "eyes",
        "ears" and "nose". This means selecting instruments to measure flow, level, pressure, temperature, composition, etc. Large plants require about 5,000 such instruments, very large plants more.
     -Deciding what is the best "brain" for the application. Frequently it is a so-called DCS or PLC - specialized programmable computer systems. -Deciding on the best type and size of end devices such as control valves, variable speed motors, etc. to carry out the commands of the control system.
     -Once these decisions have been made all these thousands of devices must be ordered and instructions given for their installation.
     -Next they have to provide wiring information for all of these devices to be connected to the control system.
     -Somewhere along the way the control system has to be programmed to carry out all the required functions including the relevant Documentation. Every machine, every plant is different.

All these machines, systems, constructions and processes must be documented by specific electrical diagrams, schemes and lists. For an efficient realization every step has to be supported by appropriate software. TreeCAD is the perfect software tool to provide engineers with the complete functionality and automatism, which are required for the fulfillment of all tasks in an efficient and comfortable way. TreeCAD delivers circuit diagrams, terminal plans, terminal connection diagrams, wiring diagrams, wire lists, bill of materials, panel layouts and much more.

TreeCAD OEM Products
--------------------
Beside the standardized E-CAD products the TreeCAD product family offers the flexibility to deliver customized applications for industrial part manufacturers, resellers for their product marketing purposes.

Conclusion
-----------
Unspecialized CAD systems are governing the NAFTA E-CAD market. Most electrical engineers are working with "Standard CAD software" without branche specific functionalities. Therefore these users have not enough automation, very often only manual drawing schematics is possible. Consequently this causes high costs and low efficiency in design and documentation and opens up opportunities for more efficient and sophisticated products like TreeCAD. TreeCAD offers a significant higher level of automation and user convenience.

ERP and CAS (6) Products
---------------------
Typical for the product category ERP and CRM/CAS is the huge growth potential in the SMB market. 25 years ago the new PC world offered opportunities for new start-ups to conquer the new PC market (e.g. for Microsoft, IBM was the "victim"). Now the fast growing SMB ERP and CRM/CAS market offers amazing chances for small companies like TreeSoft USA, which disposes of the technology of TreeCAD Engineering.

(6) CAS (Computer Aided Selling) is a term, which defines applications for the Sales Support. It helps your sales and marketing department to support your existing customers and, at the same time, to develop new business. Within the Sales Support environment, all sales personnel in the field as well in the office can share valuable information about customers, sales prospects, competitors and their products, and contact people.

Marketing
---------
In the next few years the Enterprise Software Market will experience a stable growth in the field of ERP, CRM and CAS. Recent studies show an annual increase of more than 10 %. One major reason for the fast growth of the software market is the increasing readiness of Small Businesses (SMBs) to invest in enterprise software. The key factors driving the companies to invest are:

     -the challenge to implement reliable, secure and fast software in the growing network environments (LAN and WAN)
     -the urgency to strengthen the relationship with customers and staff
     -the basic necessity to operate with highly integrated software instead to proceed with existing, mostly segregated or poorly connected software products
     -the necessity to optimize the work process for calculation, quoting, cost estimation and billing
     -the demand to reduce maintenance efforts for master data and software -the expectation to use well engineered, future oriented software

In the next years these demands will change the structure of the Enterprise Software Market in a significant manner. During the last decade the business in the SMB market was influenced by many software products from companies with an effective marketing strategy. Many software companies invested more money in their marketing activities than in the development of reliable and secure software products. But today enterprises expect quality and reliability - characteristics that are typical for the products of TreeCAD Engineering.

TreeSoft USA expects a substantial acceptance in the NAFTA market for its high quality enterprise software based on 20 years experience in the SMB software market.

TreeSoft focuses on the Small Businesses Software Market.
-------------------------------------------------------
In the year 2002 more than 22 Mio Small Business companies have been listed in the U.S. according to the U.S. Small Business Administration.

52% of all U.S. employees work for small enterprises. Some 19.6 million Americans work for companies with less than 20 employees, 18.4 million work for firms with 20 to 99 employees, and 14.6 million work for firms with 100 to 499 workers, whereas 47.7 million Americans work for firms with 500 or more employees.

Small businesses are a continuing source for the dynamic of the U.S. economy. From 1990 to today they produced three-fourths of the economy's new jobs.

Specific markets for TreeSoft USA:

     -CAD  products and services for engineers, contractors, industrial manufacturers and/or industrial suppliers
     -ERP and CRM products and services for engineers, contractors, industrial manufacturers, industrial suppliers and industrial sales companies or departments.
     -OEM software drafting marketing and service tools for industrial manufacturers and/or industrial suppliers (OEM customers)

(7) Computer Aided Design
(8) Enterprise Resource Planning
(9) Customer Relationship Management

These products are based on innovative product features and workflow management to meet the increasing demands of contractors, industrial and distribution companies for CAD and highly integrated ERP and CRM software in the targeted markets. TreeSoft USA will cover the markets with a diversified distribution strategy via direct marketing (web marketing) and operating with distributors/resellers/vendors in the USA, Canada and Mexico (NAFTA).
We want to be known as a company that offers reliable and personalized services. Our goal is not necessarily to be the largest company in the market but to be a company that really cares about the success of its customers.

The TreeSoft E-CAD software will be a real and desired alternative to the established E-CAD market leaders in the field of industrial and house building electrical engineering. Our additional intention is to be a market leader in the ERP software business for small and midsize industrial companies (SMBs), electrical contractors and industrial components vendors.

We take on the challenge to develop a workflow driven, highly integrated software family (Small Business Framework) which meets all needs of targeted firms and markets by 2008 through the consequent usage of the engineering technologies delivered by TreeCAD Engineering Ltd. We are going to be a smoothly functioning organization with highly motivated employees, high profitability, growing sales, and will be recognized as a respected leader in our target markets.

Unlike the old shareholder-centered companies, our vision is a balance between the different important stakeholders in our Company:

1.     Our customers (end users and resellers)
2.     Our Employees
3.     Our shareholders

By striving to serve all three adequately, we believe that we will best serve the interests of each group:

Values for End User Customers:
-----------------------------
TreeSoft's mission is to strengthen the market position of US engineers, contractors and industrial manufacturers and distributors by creating, delivering and maintaining highly efficient CAD, ERP and CRM/CAS software for their daily demands.

Values for Resellers and OEM Customers:
---------------------------------------
TreeSoft USA empowers industrial manufacturers, suppliers and distributors (OEM customers) to operate with innovative, custom designed software marketing and service tools (OEM products) to promote their sales or maintain their industrial products.

Values for TreeSoft USA Employees:
----------------------------------
TreeSoft USA offers interesting and save jobs in an attractive niche market with a high level of reputation. Employees with a higher-than-average engagement can expect to be a winning part during the huge growth phases of the Company.

Values for CPVD Shareholders:
-----------------------------
To establish TreeCAD USA as a profitable company will ensure a constant growing safety for the investments of CPVD shareholders. CPVD shareholders are playing an important role with their investments in products, which will offer thousands of working people powerful and reliable products for creating a better world.

The Company's business is not seasonally affected.

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

As of July 31, 2003, the Company had no employees.

(d) Information about Foreign and Domestic Operations and Export Sales.
     -----------------------------------------------------------------

ITEM 2.     PROPERTIES
            -----------
The Company has been using space, at no charge, in offices of related entities for the purposes of administration and development.


ITEM 3.     LEGAL PROCEEDINGS
            -----------------
The Company is currently in litigation with ScanLine Technologies, Inc./Dave Scull.

ScanLine Technologies, Inc. ("ScanLine") sued the Company in July 2002 for breach of an alleged asset purchase agreement in which ScanLine sold the so-called "Delta Assets" to the Company in exchange for Company stock. ScanLine has included claims against the Company, as well as individual directors, for breach of contract, fraud, misrepresentation, violation of 10b-5 of the federal securities law and violation of Utah securities law. A Third Party Complaint was later filed individually by David Scull ("Scull"), a principal in ScanLine, against the Company alleging breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing for an alleged failure of the Company to compensate him for the time he acted as President and CEO of the Company. Scull has also filed a claim for defamation for allegedly defamatory statements made in the Company's public filings. Management has responded by denying the allegations, filing courterclaims against both ScanLine and Scull for damage to the Company, and defending the case.

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

Settlement discussions have occurred but have been unsuccessful.

There is always a possibility of an unfavorable outcome based upon the inherent uncertainty of litigation. However, management is confident in its version of events and that ScanLine and Scull are not entitled to any compensation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ----------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the year ended July 31, 2003.

                                    PART II

ITEM 5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            ------------------------------------------------------------------

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

The range of high and low bid quotations for the Company's Common Stock since the quarter ended July 31, 2000 are as follows. The OTC electronic bulletin board pricing information reflects inter-dealer prices, without retail mark-up or markdown or commissions and may not necessarily represent actual transactions.

                                 HIGH BID            LOW BID
                                 --------            -------
Fiscal 2002 - Quarters Ended:
     October 31, 2001              $0.028             $0.017
     January 31, 2002              $0.05              $0.017
     April 30, 2002                $0.037             $0.016
     July 31, 2002                 $0.059             $0.025

Fiscal 2003 - Quarters Ended:
     October 31, 2002              $0.058             $0.01
     January 31, 2003              $0.021            $0.006
     April 30, 2003                $0.060            $0.011
     July 31, 2003                 $0.054            $0.025

(b) Holders.
    ---------
As of July 31, 2003, the number of record holders of the Company's Common Stock was approximately 5,200.

(c) Dividends.
    ---------
The Company has never paid a dividend with respect to its Common Stock and does not intend to pay a dividend in the foreseeable future. The shares of Series A Preferred Stock are entitled to a $1.00 per share annual preference, which must be paid before any dividends are payable on the Common Stock.

ITEM 6.      SELECTED FINANCIAL DATA
             -----------------------
                                   July 31,

                                2003       2002       2001      2000      1999
                            --------  ---------  ---------  --------  --------

Working Capital             (133,663)  (230,895)  261,407  (942,970)  (627,070)
Cash                          21,392         25        61       274     48,563
Total Assets                  21,392    163,409 1,131,044   204,176    326,404
Total Liabilities            155,055    244,872   203,940   987,288    947,088
Shareholders' Equity        (133,664)   (71,897)  927,104  (783,112)  (620,684)
Operating Revenue                  0        999    29,391   149,099    212,210
Gross Profit                       0        999    24,964   149,099    212,210
Total Gen'l & Admin
   Expenses                   66,472     38,914    45,091   211,444    147,058
Research & Development             0          0       360         0          0
Total other income/ (expense) (2,884)   (73,154)  357,987  (114,524)    21,621
Net loss per common share       ***         ***       ***       ***       ***

     ***  -- Less than $.01 per share.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ----------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
Working capital for the year ended July 31, 2003 increased by $97,232 compared to $(230,895) of working capital in 2002. The change is mainly due to these transactions: the extinguishments of debt owed to a related party in exchange for the investments in PGI, Pg.COM and WMCO; the extinguishment of debt owed to ScanLine Technologies, Inc; additional borrowings from another related party; increase in accrued consulting fees owed to related parties. Net effect all these transactions caused the increase in working capital for the year ended July 31, 2003.

Net loss from operations was $(66,472), which comprised mainly professional and consulting fees, two extraordinary items are: 1) income from extinguishments of debt in the amount of $7,587, 2) income from writing off the so called Delta assets in the amount of $30,313. Other general expense was $66,472 for the year ended July 31, 2003 and includes professional and consulting fees.

In the past the Company has, from time to time, relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years. The Company is anticipating the first revenues from the sale of TreeSoft USA products in late spring of 2004.

The major source for revenues for the first five years will be the licensing business (software sales business). With an increasing saturation of the software market the revenues from the Software Maintenance contracts will become more and more important. We expect, that the revenues from services will measure up with the licensing business in ten years. The ERP software represents the most attractive licensing business. Through a network of specialized resellers the ERP product will be easily distributable. Management is working hard to accomplish this new enterprise successfully.

Results of Operations
---------------------
Year ended July 31, 2003
Compared to July 31, 2002

Operating revenue for the years ended July 31, 2003 and 2002 were $0 and $999 respectively.

General and administrative expenses were $66,472 for the year ended July 31, 2003 compared to $38,194 for the year ended July 31, 2002. Included in general and administrative expenses for year ended July 31, 2003 are; professional fees of $29,263, consulting fees to related parties of $36,664, other general and administrative expenses of $466. The expenses incurred for 2002 were $0 for staff salaries, patent fees of $799; management fees of $950 to a related company; professional fees of $35,891 for auditing services, stock transfer fees and other professional fees; other general and administrative expenses of $553. During the year ended July 31, 2002, other income and expense consisted of miscellaneous income of $999 and interest expense of $22,355 on notes payable.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            --------------------------------------------

Financial statements and supplementary data immediately follow the signature page of this document and are listed under Item 14 of Part IV of this Annual Report on the Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
            ----------------------------------------------------------------

            None.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
             ------------------------------------------------

(a) and (b) Identification of Directors and Executive Officers.

Name                             Age                     Position
----------------------------   --------         -----------------
Thomas W. Itin                    69           Chairman of the Board and
                                               Treasurer

Robert J. Flynn                   67           Vice President, Director, and
                                               Secretary

Salvatore Parlatore               29           Director

Harald Engels                     45           Director, Chairman of the
                                               Executive Committee, President
                                               of TreeSoft USA, Inc.

Andreas Kuestermann               41           Director

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

Harald Engels was engaged by Registrant, beginning at the closing date of the purchase agreement between CPVD and TreeCAD Engineering Ltd ("TreeCAD"), as a part-time consultant and officer in the position of President of TreeSoft USA, Inc. and as a Vice Chairman of the Board of Directors and Chairman of the Executive Committee of the Registrant, operating under a consulting agreement between The Company and TreeCAD Engineering Ltd. The annual compensation for TreeCAD Engineering Ltd. will be charged on a time and material basis (T & M basis) and is limited to $120,000 per year.

Andreas Kuestermann and Harald Engels were elected in the position of the directors of the Registrant on March 25, 2003.

(c) Identification of Certain Significant Employees.
    ------------------------------------------------

The Company is subject to Section 13(a) of the Securities Exchange Act of 1934 and is therefore not required to identify or disclose information concerning its significant employees.

(d) Family Relationships.
    ---------------------

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

(e) Business Experience.
    -------------------

 (e) (1) Background.
        ----------
Thomas W. Itin was elected a director of the Board of the Company in April of 2001. Mr. Itin has been a director of Williams Controls, Inc., a publicly held company since its inception in November 1988. He also served as Chairman of the Board and Chief Executive Officer of Williams from March 1989 until January 2001 and also as President and Treasurer from June 1993 until January 2001. He has served as Chairman of the Board, Chief Executive Officer and Chief Operating Officer of LBO Capital Corp. since its inception. Mr. Itin has been Chairman, President and Owner of TWI International, Inc. since he founded the firm in 1967. TWI International acts as a consultant for mergers, acquisitions, financial structuring, new ventures and asset management. Mr. Itin also has been Owner and Principal Officer of Acrodyne Corporation since 1962. In May 2001, Mr. Itin became a director of Enercorp, Inc., a publicly held company. He received a Bachelor of Science degree from Cornell University and an MBA from New York University. Mr. Itin served on the Cornell University Council and was Chairman of the Technology Transfer Committee during the years 1994-2000.

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

Salvatore M. Parlatore was co-founder, Director of Operations and Director of Strategy, from 1997 - 2001 for Nexiv, Inc., a "startup" website, hosting and Internet services company. From 1997-1999, he was Senior Project Manager with Webstyles, LLC. Earlier he was retained or employed by Gettys Group, Inc. 1996-1997 as a management consultant, where he specialized in commercial real estate evaluations and renovations nationally, particularly hotel projects. A summer 2002 internship at Whirlpool provided experience as an Associate Brand Manager. Currently Mr. Parlatore is employed by Whirlpool in the postion of Brand Manager for Kenmore. A native of Southampton, Long Island, Mr. Parlatore attended Brentwood College School, Vancouver Island, Canada then later earned a BS in Business Administration in 1996 at Cornell U., Ithaca - NY. He earned a MBA degree in May 2003 majoring in marketing and information technology at the University of Illinois, Urbana-Champaign. Mr. Parlatore is the nephew of the wife of the Chairman.

Harald Engels, responsible for the consulting and management of TreeSoft USA, a co-owner of TreeSoft Germany and the Managing Director of TreeCAD Engineering Ltd., has over 20 years experience in the SMB software business. He was a Managing Director of TreeSoft Germany from 1988 until 2003, is now the Managing Director of TreeCAD Engineering Ltd. and is familiar with all aspects of software markets, software development, software distribution and software localization. From 2001 until February 2003, he was the Managing Director of the Target Holding B.V., a business development consulting firm in the
 Netherlands.

Andreas Kuestermann is a co-owner and founder of TreeSoft Germany., He has over 20 years experience in the SMB software business. He is the managing director of TreeSoft Germany since 1985 and is familiar with all aspects of the industrial software market and software development.

 (e) (2) Directorships.
        --------------
Mr. Itin is a director of Woodward Partners, Inc., Pro Golf International, Inc., Enercorp, Inc., and Ajay Sports, Inc., the latter two of which are publicly-held companies. Mr. Flynn is Chairman of the Board of Funding Enterprises.

(f) Involvement in Certain Legal Proceedings.
    ----------------------------------------
(f) (1) During the past five years, there have been no filings of petitions under the federal bankruptcy laws or any state insolvency laws, nor has there been appointed by any court a receiver, fiscal agent or similar officer by or against any director or executive officer of the Company or any partnership in which such person was a general partner or any corporation or business association of which he was an executive officer within two years before the time of such a filing, except as stated in Item 10 (e) (1), above.
(f)(2) No director or executive officer of the Company has, during the past five years, been convicted in a criminal proceeding or is the named subject of a pending criminal proceeding.

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

ScanLine Technologies, Inc. ("ScanLine") in July 2002 sued the Company for an alleged breach of asset purchase agreement in which ScanLine sold the so-called "Delta Assets" to the Company in exchange for the issuance of Company's preferred stock. ScanLine has included additional claims against the Company, as well as against individual directors, for an alleged breach of contract, fraud, misrepresentation, violation of SEC Rule 10b-5 of the Federal Securities Law and violation of Utah Securities Law. A Third Party Complaint was subsequently filed individually by David Scull ("Scull"), a principal in ScanLine, against the Company alleging breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing for an alleged failure by the Company to compensate him for the time he served as President and CEO of the Company. Scull has also filed a defamation claim for allegedly defamatory statements made by the Company in its public filings. Management has responded by denying these allegations, filing counterclaims against both ScanLine and Scull seeking recovery for damage done to the Company, and to recover the costs defending the case.

The name of the Litigation is ScanLine Technologies, Inc. v CompuSonics Corporation, et.al. Civil No. 2:02-CV-0612J in the United States District Court for the District of Utah, Central Division.

Discovery has been ongoing in this matter, including the depositions which have been taken of both ScanLine and Scull, as well as the deposition of CompuSonics Video Corporation. Neither ScanLine nor Scull could articulate a damage amount in these depositions. The potential loss is therefore difficult to ascertain. However, ScanLine has in the past represented the value of the Company preferred stock, which it was not paid in exchange for the Delta Assets, which still remain in possession of ScanLine, to be worth $1.5 million. Scull has previously claimed a right to salary of approximately $225,000.00. Discovery cut-off is set for December 31, 2003 with a pre-trial conference set for January 9, 2004, at which time a trial date may be set.

.. The Company believes that Scanline and Scull are not entitled to anything. Settlement discussions have occurred but have been unsuccessful.

There is a possibility of an unfavorable outcome predicated the inherent uncertainty of litigation. However, management is confident in its version of events and that ScanLine and Scull are not entitled to any compensation.

ITEM 11     EXECUTIVE COMPENSATION
            -----------------------
(a) (1) Cash Compensation.
        -----------------
The following sets forth all remuneration paid in the fiscal year ended July 31, 2003, to all officers of the Company and the total amount of remuneration paid to the officers and directors as a group:

                   Number of persons       Capacities in            Cash
                   in group (2)            which served       compensation
                 --------------------     ---------------     -------------
                All executive officers      Various              None
                as a group

No officers or directors received remuneration exceeding $100,000 during the fiscal year ended July 31, 2003.

 (b) (1) Compensation Pursuant to Plans.
        ------------------------------
Incentive Stock Option Plan
---------------------------

The Board of Directors of the Company, in October 1985, adopted an Incentive Stock Option Plan (the "Plan") for key employees. Options covering a total of 7,000,000 shares of Common Stock are available for grant under the Plan. The Plan is administered by the Board of Directors, which is responsible for establishing the criteria to be applied in administering the Plan. The Board of Directors is empowered to determine the total number of options to be granted to any one optionee, provided that the maximum fair market value of the stock for which any employee may be granted options during a single calendar year may not exceed $100,000 plus one-half of the excess of $100,000 over the aggregate fair market value of stock for which an employee was granted options in each of the three preceding calendar years. The exercise price of the options cannot be less than the market value of the Common Stock on the date of grant (110% of market value in the case of options to an employee who owns ten percent or more of the Company's voting stock) and no option can have a term in excess of ten years. In the event of certain changes or transactions such as a stock split, stock dividend or merger, the Board of Directors has the discretion to make such adjustments in the number and class of shares covered by an option or the option price as they deem appropriate. Options granted under the Plan are nontransferable during the life of the optionee and terminate within three months upon the cessation of the optionee's employment, unless employment is terminated for cause in which case the option terminates immediately. Only one option has been granted under the plan and it has lapsed

(b) (2) Pension Table.
        --------------

The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.

(b) (3) Alternative Pension Plan Disclosure.
        ------------------------------------

The Company has no defined benefit and actuarial plan providing for payments to employees upon retirement.

(b) (4) Stock Option and Stock Appreciation Rights Plans.
        ------------------------------------------------

During the period from August 1, 2002, through July 31, 2003, no stock options were granted.

(c) Other Compensation.
    -------------------

No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to all executive officers as a group during the period from August 1, 2001, through July 31, 2002.

 (d) Compensation of Directors.
    --------------------------

(d) (1) Standard Arrangements.
        ----------------------

The Company reimburses its directors for expenses incurred by them in connection with business performed on the Company's behalf, including expenses incurred in attending meetings. No such reimbursements were made for the period from August 1, 2002 through July 31, 2003. The Company does not pay any director's fees.

(d) (2) Other Arrangements.
        -------------------

There are no other arrangements pursuant to which any director of the Company was compensated during the period from August 1, 2002, through July 31, 2003, for services as a director other than as listed above in (d) (1).

(e) Termination of Employment and Change of Control Arrangement.
     ----------------------------------------------------------

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


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

(a)(b)     Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the number of shares of the Company's common stock, its only class of voting securities, owned by executive officers and directors, individually, and beneficial owners of more than five percent of the Company's Common Stock, and executive officers as a group, as of November 13, 2003.

                                        Number of Shares
                                        and Nature
                                        of Beneficial               Percent
Name and address                        Ownership (1)              of Class
---------------------------------       --------------            ----------
TICO, Inc.                              12,000,000                    7.5%
32751 Middlebelt Road, Suite B
Farmington Hills, Michigan 48334

Acrodyne Profit Sharing Trust            9,617,594                     6.0%
32751 Middlebelt Road, Suite B
Farmington Hills, Michigan 48334

Thomas W. Itin                          21,652,594  (2)               13.5%
32751 Middlebelt Road, Suite B
Farmington Hills, Michigan 48334

Enercorp, Inc.                          10,000,000                     6.25%

     (1) All shares are beneficially owned of record unless otherwise indicated.

     (2) Mr. Itin has held in his name no shares of the Company. Mr. Itin may have beneficial ownership of the following:

            TICO, Inc.                      12,000,000
            TICO                                35,000
            Acrodyne Profit Sharing Trust    9,617,594
                                            ----------
                                            21,652,594
                                            ==========

Mr. Itin is a controlling person in TICO, Inc. Mr. Itin is controlling partner in TICO. Shares in TICO Inc.'s name, are held as nominee for Thomas W. Itin or assigns. Mr. Itin is the trustee and beneficiary of Acrodyne Profit Sharing Trust, therefore, he can be considered as having beneficial ownership of the shares of these entities. Mr. Itin's wife is a trustee of certain other trusts holding a total of 20,000,000 shares. Mr. Itin is not a beneficiary of the above-mentioned trusts in which his wife is trustee and disclaims any beneficial ownership.

      (3)  Includes only active management as of October 31, 2003.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------

(a) Transactions with Management and Others.
    ----------------------------------------

Purchase Agreement and Issuance of Preferred Stock
--------------------------------------------------

On March 25, 2003 a purchase agreement was signed between the Company and TreeCAD Engineering Ltd. (Cyprus) an international partner firm of TreeSoft GmbH & Co., KG, Germany, in which a stock-for-stock exchange is intended by the Company and TreeSoft USA, Inc. TreeCAD Engineering is desirous of establishing a presence in the United States markets through ownership of Registrant's preferred class "B" stock, convertible into common stock.

The consideration for one hundred percent of the common stock of TresSoft USA shall be preferred shares in class "B" CompuSonics Video ("CPVD") in the amount of four million (4,000,000 restricted shares). These shares are convertible at a 1-for-22.7 rate into ninety million eight hundred thousand (90,800,000) shares of CPVD restricted or legended common stock within five (5) years of the closing date at the holder's discretion. However if the price of CPVD common shares closes at six ($0.06) cents per share or higher in the OTC market in the USA for ten consecutive trading days, then the conversion will be automatic and immediate at twenty-two point seven (22.7) shares of restricted common stock for each one (1) share of class "B" restricted preferred stock.

The Registrant owns certain products and patented technologies, which it intends to establish within the broadcast and video industries through supplementary services of TreeSoft USA. Both parties concur that the American market offers great potential for the TreeSoft products and will be enjoyed by the American public, which the American public will learn about these great products through the combined marketing efforts by TreeSoft USA and the Registrant. TreeSoft USA has the localized product in it's hand and ready to take to market, provided TreeCAD acts within eighteen (18) months pursuant to the terms of this agreement.

All the shares of preferred class B stock issuable to TreeCAD will be held in escrow pending the outcome of certain contingent events, as specified in the purchase agreement of March 25, 2003.

With the acquisition of Delta CG product line, in April 2001, 40 Million shares of Series A Preferred stock convertible into 80,000,000 million shares of common stock to be exercised sometime in the future, were to be issued to ScanLine Technologies, Inc The Board of Directors has not been willing to transfer these shares of class A preferred stock to ScanLine Technologies, Inc, because they do not believe the Company owes ScanLine or Dave Scull anything. (See Involvement in certain legal proceedings, page 19).

The Company issued respectively 3,832,000 and 168,000 shares of preferred Class B stock, convertible into shares of common stock, $0.001 par value per share, on the basis of ten shares of common stock for each share of Series B preferred stock, to Acrodyne Corporation and First Equity Corporation in exchange for the forgiveness of indebtedness to these companies.

In August 2002 Acrodyne corporation forgave the principal of a note payable to the Company, which was carried in the books of its subsidiary, Tyler Shaw Corporation. In exchange for the debt forgiven Acrodyne received investments in Pro Golf International, Inc, ProGolf.Com, Inc. and Williams Controls, Inc.

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

(b) Certain Business Relationships.
    ---------------------------------

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

(c) Indebtedness of Management.
    ---------------------------

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

                                  PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
             -----------------------------------------------------------------

(a) The following documents are filed as a part of this report Form 10-K
(b) immediately following the signature page.

1.     Financial Statements and Supplementary Data.                        Page

       Independent Auditor's Report                                         F-1

       Consolidated Balance Sheets at July 31, 2003 and 2002             F-2-F3

       Consolidated Statements of Operations
          for the years ended July 31, 2003, 2002                           F-4

       Consolidated Statements of Changes in Stockholders' Deficit
          for the years ended July 31, 2003, 2002                           F-5

       Statements of Cash Flows for the years ended July 31, 2003, 2002     F-6

       Notes to Consolidated Financial Statements                   F-7 to F-14

2. Financial statement schedules required to be filed are listed below and may be found at the page indicated.

       Schedules of Investments at July 31, 2003 and 2002                  F-15
       Schedule of valuation and reserve accounts.                         F-16

3      Exhibits.
(i) Target Holding B.V. Consulting Agreement*
(ii) Purchase Agreement for TreeSoft (USA), Inc. *
*   Filed as attachments to 10-Q dated April 30, 2003

(b) Reports on Form 8-K

       A Form 8-K was filed on December 20, 2002 to announce the extension of Class A and Class B Warrants from December 31, 2002 to
         March 31, 2003.

       A Form 8-K was filed on March 24, 2003 to announce the extension of Class A and Class B Warrants from March 31, 2003 to June 30, 2003.

       A Form 8-K was filed on June 19, 2003 to announce the extension of Class A and Class B Warrants from June 30, 2003 to September 30, 2003.

       A Form 8-K was filed on September 26, 2003 to announce the extension of Class A and Class B Warrants from September 30, 2003 to December 31, 2003.

(c) Exhibits required by Item 601 of Regulation S-K

        Exhibit  3.1       Articles of Incorporation*

        Exhibit  3.2       Bylaws   *

        Exhibit  3.3       Designation of Series A Preferred Stock  -

        Exhibit 11         Statement of Computation of Per Share
                           Earnings (Loss)


*Incorporated by reference from the Company's Registration Statement on Form S-18, No. 1-14200, and effective November 27, 1985 and prior SEC filings.

Required exhibits are listed in Item 14 (a) (3) of this Annual Report on Form 10-K.

(d) Financial Statement Schedules.
    -------------------------------

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

                             COMPUSONICS VIDEO CORPORATION
                             --------------------------------
                                      (Company)


                                       By: s/s Thomas W. Itin
                                           ---------------------------
                                               Thomas W. Itin, Chairman


Date:   November 13, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on November 12, 2003.


Signature s/s Thomas W. Itin
          --------------------
               Thomas W. Itin
Title:  Chairman of the Board of Directors
           President, CEO

Signature s/s Robert J. Flynn
          --------------------
              Robert J. Flynn
Title:  Director

Signature s/s Harald Engels
          ---------------------
              Harald Engels
Title:  Director

Signature  s/s Andreas Kuestermann
           -----------------------
               Andreas Kuestermann
Title:  Director

Signature  s/s Salvatore M. Parlatore
           ---------------------------
               Salvatore M. Parlatore
Title:  Director

                     INDEPENDENT AUDITOR'S REPORT



Board of Directors
CompuSonics Video Corporation and Subsidiaries


We have audited the accompanying balance sheet of CompuSonics Video Corporation and Subsidiaries as of July 31, 2003 and 2002, and the related statement of income, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuSonics Video Corporation and Subsidiaries as of July 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


J L Stephan Co PC

Traverse City, MI
October 22, 2003

                         COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

ASSETS                                         July 31, 2003     July  31,2002
                                               -------------     -------------
Current Assets
    Cash                                             $21,392             $24
    Accounts Receivable- Related Parties net of
      reserve for Delta net assets                         0               0
    Inventory net of reserve for Delta Net Assets          0               0
    Marketable Equity Securities Available for Sale        0          13,953
                                                     --------        --------
       Total Current Assets                           21,392          13,977

Other Assets
    Investments                                            0         159,000
    Patents                                                0         300,000
    Less Amortization                                      0          (5,000)
    Leasehold Improvements                                 0           1,875
    Less Accumulated Depreciation                          0             (63)
    Equipment                                              0          61,954
    Less Accumulated Depreciation                          0          (4,425)
    Good Will                                              0         153,000
    Reserve Other Assets for Delta Net Assets              0        (507,351)
                                                    ---------      ---------
        Total Other Assets                                 0         159,000
                                                    ---------      ---------
        Total Assets                                 $21,392        $172,977

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Notes Payable to Related Entities                $77,050      $  190,341
    Reserve Note Payable for Delta Net Assets              0         (18,618)
    Accounts Payable and accrued Liabilities          34,772          48,047
    Accounts Payable - Related Entities               43,233          25,710
    Reserve for Accounts Payable -Related for
       Delta Net Assets                                    0            (607)
                                                    ---------      ----------
    Total Liabilities                                155,055         244,872

Stockholders' Deficit
  Preferred Stock - Series A. Convertible Stock.
   20,000,000 Shares authorized, 4,000,000 Shares
   Issued and Outstanding                             400,000        400,000
  Preferred Stock - Series B Convertible Stock.
   55,000,000 Shares authorized, 40,000,000 Shares
   Issued  and Outstanding 400,000 Common Stock
    $.001 Par Value, 300,000,000 Shares Authorized
    160,006,250 Shares Issued and Outstanding in
    2001 and 2000                                     160,006        160,006
Additional Paid-in Capital                            692,997      1,247,981
Reserve Equity for Delta Net Assets                         0       (924,671)

                   COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (Continued)

Retained Earnings

   Other Comprehensive Income                               0              0
   Accumulated Deficit                             (1,386,667)    (1,355,212)
                                                  -----------     ----------
Total Stockholders' Deficit                          (133,664)        71,895
                                                  -----------     ----------
Total Liabilities and Stockholders' Deficit           $21,392       $172,977
                                                  ===========     ==========

  The accompanying notes are an integral part of this financial statement

                    COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    For the Years Ended July 31, 2003, and 2002

                                                        2003          2002
                                                    --------       ----------
Revenues

   Miscellaneous Income                                 -0-           999
                                                   --------      --------
       Total Revenues                                   -0-           999
Expenses
General and Administrative Expense
   Professional fees                                 29,263        35,891
   Management & Consulting Fees - Related Party      36,664           950
   Patent Fees                                          -0-           799
   Travel and Entertainment                              80           -0-
   All Other General and Administrative Expenses        466           553
                                                   --------     ---------
     Total General and Administrative Expenses       66,472        38,194
                                                   ---------    ---------
Income (Loss) from Operations before tax            (66,472)      (37,195)
                                                   ---------    ----------
Other Income
   Interest Expense                                   2,884        22,355
                                                  ---------     ---------
Total other Income                                  (23,884)      (22,355)
                                                  ---------     ---------
Income tax expense                                      -0-           -0-

Income before extraordinary item and
    cumulative effect of accounting change          (69,356)      (59,550)
                                                  ----------    ---------
Extraordinary Item Net of Tax                        37,900        13,604
                                                 -----------    ---------
Income before cumulative effect of accounting
    Change                                          (31,456)      (73,154)
                                                  ---------      --------
Cumulative effect of accounting change net of tax       -0-           -0-

Net Income                                          (31,456)      (73,154)
                                                ------------    ----------
Other comprehensive income net of tax
   Unrealized gain on securities                        -0-        (1,175)
                                               ------------     ---------
     Total other comprehensive income                   -0-           -0-
Comprehensive income                                (31,456)      (44,329)
                                                ===========     =========
Weighted Average Number of Common Shares        160,006,250   160,006,250
Net Income Per Common Share                          $(0.00)        $0.00
                                                ===========   ===========

 The accompanying notes are an integral part of this financial statement

                   COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
               For the Years Ended July 31, 2003 ,  2002, 2001

Convertible                                                 Addit'l
Other Compre-                                       Total
Preferred                                     Common        Paid-in
hensive          Accum'           Reserve           Stockhdrs
Stock                                         Stock         Capital
Income           Deficit          Equity            Deficit
--------------------------------------------------------------------------
--------------------------------------------------------------

Shares               Amount      Shares        Amount

Balance at July 31, 2000
      0                     0   160,006,250      $160,006      $680,880
 $16,045          $(1,640,044)                      $(783,113)
--------------------------------------------------------------------------
--------------------------------------------------------------
Issuance of Preferred Stock
44,000,000
Net Income for the Year
44,000,000           $800,000                                    567,101
                  357,986                            1,725,087
Unrealized Gain (Loss) on investments
44,000,000
  (14,870)                                             (14,870)

Balance at July 31, 2001
------------------------
44,000,000           $800,000   160,006,250      $160,006      $1,247,981
    $1,175    $(1,282,059)                            $927,103
--------------------------------------------------------------------------
---------------------------------------------------------------
Additional Paid in Capital
Net Income for  the  Year
                  (73,154)                              (73,154)
Reserve Equity for Delta Net Assets
                                  (924,671)            (924,671)
Unrealized Gain (Loss) on Investments
     (1,175)                                             (1,175)

Balance at July 31, 2002
-------------------------
44,000,000             $800,000   160,006,250     $160,006      $1,247,984
     $   0     $(1,355,213)        (924,671)            (71,897)
--------------------------------------------------------------------------
---------------------------------------------------------------

Preferred Stock-B
                                                       (400,000)
Additional Paid in Capital                          (554,984)
                                                        (554,984)
Net Income for  the  Year
                   (31,546)                              (31,456)
Reserve Equity for Delta Net Assets
                                    924,671              924,671
Unrealized Gain (Loss) on Investments
                                                               0

Balance at July 31, 2003
------------------------
4,000,000              $400,000   160,006,250     $160,006        $692,997
     $   0      $(1,386,669)          $     0          $(133,666)

  The accompanying notes are an integral part of this financial statement

                 COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended July 31, 2003, and 2002
                                                        2003         2002
                                                    ---------   ---------
Cash Flows from Operating Activities
     Net Loss                                       $(31,455)    $(73,154)
     Adjustments to Reconcile Net Loss to
       Net Cash Used by Operating Activities
        Depreciation                                       0          355
     Loss realized from marketable securities              0       13,604
     Extraordinary Gain (Loss)                       (37,900)        (999)
     (Increase) Decrease In Inventory                      0            0
     Accounts Receivable and Accrued Assets                0          426
     Increase (Decrease) in Accounts Payable and
         Accrued Liabilities                         (13,274)      29,031
        Accounts Payable Related Entities             39,547       22,900
                                                   ----------   ---------
 Total Adjustments                                   (11,628)      65,318

Net Cash (Used For) Operations                       (43,083)      (7,836)

Cash Provided by Investing Activities                      0            0

Net Cash (Used for) Investing Activities                   0            0

Cash Provided by Financing Activities
     Proceeds From Notes Payable                           0        5,000
     Proceeds From Notes Payable-Related              64,450        2,800
Net Cash Provided by Financing
     Activities                                       64,450        7,800
Increase (Decrease) in Cash                           21,367          (36)
Balance at Beginning of year                              25           61
Balance at End of Year                              $ 21,391     $     25

Supplemental Disclosure of Non-Cash Investing and
Financing Activities:
Cancellation of the preferred stock class B        $(400,000)          $0

  The accompanying notes are an integral party of this financial statement

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003


Note 1. Significant Accounting Policies

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

On April 19, 2001, negotiations began with ScanLine Technologies, Inc. As Part of the negotiations, ScanLine required that notes of the Company be Converted and interest forgiven to 4,000,000 shares of preferred Class A convertible stock, convertible at 10 to 1 (40,000,000) shares to be converted sometime in the future.

Effective April 30, 2001, the Registrant acquired the assets of the Delta product line of ScanLine Technologies. Those assets were principally the
character generator (CG) technology of ScanLine.    As part of the acquisition,
Dave Scull was to be issued 40,000,000 shares of preferred Class B convertible shares, convertible at 2 to 1 (80,000,000) shares, to be converted sometime in the future. This acquisition was not a successful enterprise, because not only the Company did not have any significant revenues from Delta product line, but also the Company is facing legal charges, which have been denied by the management. Counterclaims have been filed against ScanLine Technologies, Inc and Dave Scull, President, for damage to the Company.

On February 26, 2003 the Registrant's Chairman, Thomas W. Itin, and Harald Engels, at that time, Managing Director of Target Holding B.V. of The Netherlands ("Target B.V."), jointly announced that the Registrant has entered an agreement with Target B.V. to assist in the corporate landing of the Registrant's patented technology in the European market and to assist in development of new business areas for the Registrant. Additionally, Target B.V. is willing to assist the Registrant in a substantial private placement to accredited investors interested in supporting this venture.

On March 10, 2003 the Registrant's Chairman, Thomas W. Itin, announced that Registrant has entered into a non-binding Letter of Intent with TreeCAD Engineering, Ltd. (Cyprus) ("TreeCAD Engineering") (the former name was TreeCAD International Ltd.), an international partner firm of TreeSoft GmbH & Co. KG ("TreeSoft Germany") located in Lindlar, Germany, to acquire newly formed TreeSoft USA, Inc. ("TreeSoft USA") in a stock-for-stock transaction. TreeSoft USA holds exclusive distribution rights under license from TreeCAD Engineering Ltd. to market and develop further in the NAFTA region the in Europe well-established TreeSoft software for electrical engineering. The definitive agreement among the parties was completed on March 24, 2003.

- CompuSonics Video signs purchase agreement to acquire TreeSoft USA.

On March 25, 2003 the Registrant signed the purchase agreement with TreeCAD Engineering Ltd.. A stock for stock exchange of the Registrant and TreeSoft USA common stock is intended by the Registrant and TreeSoft USA. TreeCAD Engineering is desirous of establishing a presence in the United States markets through ownership of Registrant's preferred class "B" stock, convertible into common stock.. The Registrant owns certain products and patented technologies, which it intends to establish within the broadcast and video industries through supplementary services of TreeSoft USA. Both parties concur that the American market offers great potential for the TreeSoft products and will be enjoyed by the American public, which the American public will learn about these great products through the combined marketing efforts by TreeSoft USA and the Registrant. TreeSoft USA has the localized software product ready to market in it's hand within eighteen (18) months pursuant to the terms of the purchase agreement.

The Company has made several public announcements related to the acquisition of TreeSoft USA.

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

C.     Patents
       --------
Patent costs for the years ended July 31, 1991 and prior were amortized on the straight-line method over the estimated useful life of the patents of 17 years. Due to the lack of a marketable product, research and marketing development, and the lack of adequate capital to protect and take advantage of these patents, effective with the year ended July 31, 1992, all unamortized patent costs were fully amortized. All patent maintenance costs are expensed when incurred. During the year ended July 31, 2003 and 2002 the cost to maintain these patents and record them in foreign countries was $0 and $799 respectfully, which were recorded as patent fees expense.

D.     Income Taxes
       ------------
The Company and it's wholly owned subsidiaries file a consolidated federal income tax return. Due to the Company's net operating losses there is no provision for federal income taxes in these financial statements.

Tax credits will be reflected in the income statement under the flow-through method as a deduction of income taxes in the year in which they are used. At July 31, 2003 the Company's carry forwards are as follows:

                                                   Net      General
    Year of        Net Operating Loss             Capital   Business
    Expiration      Book       Tax                Loss      Credits

    2003           329,338    326,211               -0-        -0-
    2004            66,722    110,507               -0-         0-
    2005            55,215    137,222               -0-        -0-
    2006            80,080     60,911              730         -0-
    2007           236,002     99,856              -0-         -0-
    2008            84,714     99,898           22,500         -0-
    2009            55,673     55,664              -0-         -0-
    2010            57,605     57,495              -0-         -0-
    2011            63,576     63,577              -0-         -0-
    2012            48,566     48,566              -0-         -0-
    2019            59,261     59,261              -0-         -0-
    2021           114,360    114,360              -0-         -0-
    2022            69,116     60,547              -0-         -0-
    2023            31,455     31,455              -0-         -0-

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

F.     Cash Equivalents
       -----------------
The Company considers all highly liquid investments with maturity of three months or less cash equivalents.

G.     Equipment and Depreciation
       ---------------------------
Equipment is stated at cost.  Depreciation is computed for financial reporting
purposes on a straight-line basis over an estimated life.   Depreciation
expense for the years ended July 31, 2003, and 2002 was $ 0 and $355 respectively. The Registrant wrote off the depreciation expense for the year ended July 31, 2002 because of the reserve recorded against Delta equipment. This asset is written off the books for the year ended July 31, 2003. The reason for this position is the failure of the agreement between the Company and ScanLine Technologies, Inc, "ScanLine" which owned the so-called Delta assets. (See note 13)

H.     Inventory
       ----------
A reserve of $436,129 was recorded against the inventory for the year ended July 31, 2002. There was no sale or purchase of the inventory by ScanLine Technologies, Inc. during year ending July 31, 2002. The inventory stated at $436,129 was written off the books of the Company for the year ended July 31, 2003. The inventory was part of the so called Delta assets, in exchange to which, the Company had to give to ScanLine Technologies, Inc "ScanLine" the consideration of forty (40) million shares of Series B preferred stock, convertible into eighty (80) million shares of common stock. (See note 13)

I.     Intangible Assets and Amortization
       -----------------------------------
Intangible assets included fonts and intellectual property obtained from ScanLine in April 2001, being amortized over an estimated useful life at 15 years.

The Registrant recorded a reserve against these assets at July 31, 2002, and wrote off the books both the intangible asset and the reserve account in the amount of $ 295,000, at July 31, 2003. Fonts and intellectual property were part of the so-called Delta assets. ( See note 13)

I.     Long-Lived asset impairment.
       ---------------------------
Our policy for determining when a long-lived asset or identifiable intangible asset is impaired, complies with SFAS 144. Impairment would be recorded only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. Impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Note 2.     Marketable Securities
            ---------------------
During the year ended July 31, 2002, the Company held common stock in Williams Controls, Inc. (Nasdaq: WMCO). The initial cost of stock was $27,558 and the fair market value at July 31, 2002 was $13,953. The Registrant decreased the cost basis of WMCO stock to fair market value as of July 31, 2002, complying with SFAS 115. The unrealized loss on this marketable security was converted to the realized loss and it is reflected in the statement of income and comprehensive income for the year ended July 31, 2002.
In accordance with SFAS 115, the Company has classified the WMCO stock as an available-for-sale security and has reported it at its fair market value effective July 31, 2002.

These securities were collateral for loans from Acrodyne Corporation, a related party with the Company. They were exchanged in August 2003 for the extinguishment of debt to Acrodyne Corporation.


Note 3.     Notes Payable and Notes Receivable
           -----------------------------------
A.     Related Entity Notes Payable
       ----------------------------
Since the inception of the Company to October 2003, related companies have provided loans to meet the operating cash flow needs. These notes are rewritten as the loan amount increases. Notes payable to related entities bear interest at 10 to 12 percent per annum and are due and payable within 180 days or on demand and are dated as follows:

Balance of account "note payable-related party" is composed of the following notes payable at July 31, 2003 and July 31, 2002.

                                                  July31, 2003    July 31, 2002
                                                --------------    ------------
Note payable to Acrodyne from Tyler Shaw             $ -0-           $ 159,123
Note-payable Delta                                     -0-              18,618
Reserve note payable Delta                             -0-             (18,618)
Note payable Dearborn Wheels, Inc                   60,000                 -0-
Note payable TICO                                    3,000                 -0-
Note payable First Equity Corporation                6,300               6,300
Note payable Acrodyne Corporation                    7,750               6,300
                                                 ---------          ----------
                     Total                          77,050            $171,723

A Reserve account was recorded against Note Payable Delta, totaling $18,618. The note was dated July 31, 2001, and was due upon demand of Holder rather than on any date specified on the note. The note is written off the books as of July 31, 2003. Management does not believe that the Company owes to ScanLine anything. ( See note 13)

The Registrant has borrowed $60,000 from Dearborn Wheels Inc. at 7% interest rate. The note was due on June 12, 2003.

The Company borrowed $3,000 from TICO, a partnership in which the partner is Chairman of the Registrant. The note bears 7% interest rate and was due on June 23, 2003. The note was consequently paid off in September 2003.

As of July 31, 2003 the Company had an outstanding balance of $6,300 owed to First Equity Corporation. The note bears a 10.50% interest rate and is due on June 14, 2003. The note was consequently paid off in September 2003.

Also the Registrant borrowed $1,450 from Acrodyne Corporation during year ended July 31, 2003, bringing the total owing balance to $7,750. The interest rate on the note was 10.75% and the note was due on April 30, 2003. The note was consequently paid off in September 2003.

Note 4.  Accounts payable and Accrued Liabilities- Related Party.
         --------------------------------------------------------
The Registrant has accrued $ 13,332 of consulting fees owed to First Equity Corporation (FEC), and $ 13,332 of consulting fees owed to Dearborn Wheels Inc
(DWI). FEC and DWI are both related parties to the Registrant. These consulting fees were recorded based on the consulting agreements between the Company and the above-related parties.

The Registrant accrued $10,000 of consulting fees owed to Harald Engels, COO of Registrant for the month of July 2003. Harald Engels was engaged by Registrant, beginning at the closing date of the purchase agreement between CPVD and TreeCAD Engineering Ltd ("TreeCAD"), as a part-time consultant and officer in the position of President of TreeSoft USA, Inc. and as a Vice Chairman of the Board of Directors and Chairman of the Executive Committee of the Registrant, operating under a consulting agreement between The Company and TreeCAD Engineering Ltd. The annual compensation for TreeCAD Engineering Ltd. will be charged on a time and material basis (T & M basis) and is limited to $120,000 per year.

Note 5.  Stockholders' Equity
         ---------------------
A.     Preferred Convertible Stock
       ---------------------------
Under the Company's Certificate of Incorporation, up to 75,000,000 shares of preferred stock, with classes and terms as designated by the Company, may be issued and outstanding at any point in time. The Company had 300,000 authorized shares of Series A Convertible Preferred Stock ($.001 par value) outstanding at July 31, 1988. In September 1988, all the outstanding shares were converted at $.001 per share, at the holder's option, into 30,000,000 shares of common stock.

       Series A Preferred Convertible stock.
       -------------------------------------
The Company issued forty (40) million shares Class A preferred stock convertible at 2 to 1 into eighty (80) million shares of common stock, to ScanLine Technologies, Inc, in exchange for assets purchased from ScanLine's Delta Division valued at $954,985. These shares were not delivered to ScanLine. Management does not believe that ScanLine is entitled to these shares of preferred stock. As of July 31, 2003 the forty (40) million shares of series B preferred stock were written off the books of the Company. (See note 13)

        Series B Preferred Convertible stock.
       ---------------------------------------
The Company issued four (4) million shares of Series B preferred convertible stock, convertible at 10 to 1 into forty (40) million shares of common stock, to Dearborn Wheels, Inc. and First Equity Corporation, in exchange for the extinguishments of the indebtedness to these related parties totaling $412,117.

Rights, preferences, privileges and restrictions of the Series A and B Convertible Preferred stock.
-----------------------------------------------------------------------

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

Notices.
---------
Any notice, request, demand, consent, approval or the other communication required or permitted hereunder shall be in writing and shall be delivered by personal service or agent, by registered or certified mail, return receipt requested, with postage thereon fully prepaid.

Public Offering of Common Stock
--------------------------------
In December 1985, the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to December 31, 2003. The Company may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

One Class B warrant entitles the holder to purchase one share of the Company's common stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to December 31, 2003. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a non-accountable expense allowance of $27,000.

The public offering was successfully completed on December 13, 1985 and the Company received $727,971 as the net offering proceeds for the 30,000,000 units sold. As of July 31, 2003, 6,250 Class A warrants have been exercised for total proceeds of $313.

B.     Incentive Stock Option Plan
       ---------------------------
On October 4, 1985, the Company's board of directors authorized an Incentive Stock Option Plan covering up to 7,000,000 shares of the Company's common stock for key employees. The board of directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options.


Note 6.    "Reserve Equity for Delta Net Assets"
           -------------------------------------
A Reserve account was recorded at July 31, 2002 in the amount of $924,671 against all of ScanLine's net assets previously acquired. The " Reserve Equity for Delta Net Assets" includes $400,000 of reserve against the Class A Preferred Stock that was to be given to ScanLine Technologies, Inc, and $ 524,671 of reserve against Paid in Capital.

Total purchase price for the Delta CG product line of assets acquired from ScanLine was $954,985.03. This represented the total fair value of the assets received.

Allocation of purchase price to the net assets acquired was as follows:

Machinery and Equipment                            $61,953.61
Fonts and Intellectual Property                    300,000.00
Office Improvements                                  1,875.00
Inventory-parts                                    309,156.42
Work-in-process/Inventory                           58,000.00
Finished goods/Inventory                           224,000.00
                                               ---------------
Total                                             $954,985.03

As a consideration for Delta assets the Registrant issued 40 million shares of series B preferred stock to ScanLine, but the stock certificates were never delivered to it. (See note 13). There were forty (40) million shares of Series B preferred convertible stock held in escrow account, convertible into eighty
(80) million shares of common stock. Series B of preferred convertible stock were written off as of July 31, 2003.The Registrant is currently in litigation with ScanLine Technologies, Inc.


Note 7.      Related Party Transactions
             ----------------------------
In August 1990 the Company entered into a management fee agreement with Acrodyne Corporation, a related entity, at the time, whereby the Company will pay direct labor cost plus overhead for management services rendered. Management fees expense totaled $0 and $950 for the years ended July 31, 2003 and 2002.

The Company currently occupies office space, at no charge, in the office of Acrodyne, a related entity. TSC also utilizes space in a related entity at no charge for the purposes of accounting and administration. The Company believes its current facilities are sufficient for its presently intended business activity. The accounts payable, as of July 31, 2003 and 2002, include management fees owed to Acrodyne of $2,600.

In August 2003, the investments in Pro Golf International, Inc, ("PGI"), ProGolf.Com, ("PG.com") and available for sale securities of Williams Control, Inc, ("WMCO") were exchanged for the extinguishments of the indebtedness to
Acrodyne Corporation, a related party.   The investments in PGI and PG.com were
valued at cost, totaling $94,714 and $64,286 respectively. The available for sale securities, held in WMCO, had a fair market value of $13,953 on the day of the exchange. Total indebtedness of the Company to Acrodyne Corporation was $180,540. Extraordinary income of $7,587 was recorded in the books of the Company as a result of this exchange.


Note 8.      Cash Flows Disclosure
             -----------------------
Interest and income taxes paid for the years ended July 31, 2003 and 2002 were as follows:

                             2003        2002
                           -------    --------
Income Taxes                 $-0-       $ -0-
Interest                     $-0-       $ -0-


Note 9.      Change in Management
             --------------------
Effective June 14, 2002, the President, CEO, COO and CFO, Dave Scull resigned
from his positions as officer and director.   Thomas W. Itin was elected to
fill the positions vacated by Dave Scull.

Harald Engels was engaged by Registrant, beginning at the closing date of the purchase agreement between The Company and TreeCAD Engineering Ltd., as a part-time consultant and officer in the position of President of TreeSoft USA, Inc. and as a Vice Chairman of the Board of Directors and Chairman of the Executive Committee of the Registrant, operating under a consulting agreement between The Company and TreeCAD Engineering Ltd. at an annual compensation on a T&M basis, limited to $120,000 per year.

Andreas Kuestermann and Harald Engels were elected in the position of the directors of the Registrant on March 25, 2003.

Note 10.     Use of Estimates
            ------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


Note 11.     Investments
             ------------
The Company owned 0.26% of the total outstanding shares of Pro Golf International, Inc, and 0.97% of the total outstanding shares of ProGolf.Com as of July 31, 2002.

Pro Golf International, Inc. (PGI) a majority-owned subsidiary of Ajay Sports, Inc., was formed during 1999, and owns 100 % of the outstanding stock of Pro Golf of America, Inc. (PGoA) and a majority of the stock of ProGolf.Com, Inc. (PG.com). PGoA is the franchiser of Pro Golf Discount Retail Stores. The Registrant's Chairman is also Chairman of Pro Golf International, Inc. ("PGI"). PG.com is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. It is anticipated that traditional sales and distribution methods will be enhanced by the ProGolf.com Internet site. PG.com is a majority owned subsidiary of PGI. The Registrant's Chairman is also Chairman of PG.com.

In August 2003, the investments in Pro Golf International, Inc, ("PGI"),
PG.com and available for sale securities of Williams Controls, Inc, ("WMCO") were exchanged for the extinguishments of the indebtedness to Acrodyne Corporation, a related party. The investments in PGI and PG.com were valued at cost, totaling $94,714 and $64,286 respectively. The available for sale securities, held in WMCO, had a fair market value of $13,953 on the day of the exchange. Total indebtedness of the Company to Acrodyne Corporation was $180,540. Extraordinary income of $7,587 was recorded in the books of the Company as a result of this exchange.


Note 12.     Contingencies
             -------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a net loss from operations of $(66,472) for the year ended July 31, 2003, and as of July 31, 2003 had a net working capital deficit of $(133,663) and net stockholders' equity of $(133,664).

The Company had total earned income of $(66,472) and $(37,195), during the years ended July 31, 2003, 2002, and was mainly dependent upon a related party to fund its working capital for the current year. In addition, the Company anticipates additional capital from new investors in 2003, 2004. The Company's ability to continue as a going concern is partially dependent on the success of management implementing these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 13. Legal Proceedings.
         ------------------
ScanLine Technologies, Inc. ("ScanLine") in July 2002 sued the Company for an alleged breach of asset purchase agreement in which ScanLine sold the so-called "Delta Assets" to the Company in exchange for the issuance of Company's preferred stock. ScanLine has included additional claims against the Company, as well as against individual directors, for an alleged breach of contract, fraud, misrepresentation, violation of SEC Rule 10b-5 of the Federal Securities Law and violation of Utah Securities Law. A Third Party Complaint was subsequently filed individually by David Scull ("Scull"), a principal in ScanLine, against the Company alleging breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing for an alleged failure by the Company to compensate him for the time he served as President and CEO of the Company. Scull has also filed a defamation claim for allegedly defamatory statements made by the Company in its public filings. Management has responded by denying these allegations, filing counterclaims against both ScanLine and Scull seeking recovery for damage done to the Company, and to recover the costs defending the case.

The name of the Litigation is ScanLine Technologies, Inc. v CompuSonics Corporation, et.al. Civil No. 2:02-CV-0612J in the United States District Court for the District of Utah, Central Division.

Discovery has been ongoing in this matter, including the depositions which have been taken of both ScanLine and Scull, as well as the deposition of CompuSonics Video Corporation. Neither ScanLine nor Scull could articulate a damage amount in these depositions. The potential loss is therefore difficult to ascertain. However, ScanLine has in the past represented the value of the Company preferred stock, which it was not paid in exchange for the Delta Assets, which still remain in possession of ScanLine, to be worth $1.5 million. Scull has previously claimed a right to salary of approximately $225,000.00. Discovery cut-off is set for December 31, 2003 with a pre-trial conference set for January 9, 2004, at which time a trial date may be set.

.. The Company believes that Scanline and Scull are not entitled to anything. Settlement discussions have occurred but have been unsuccessful.

There is a possibility of an unfavorable outcome predicated the inherent uncertainty of litigation. However, management is confident in its version of events and that ScanLine and Scull are not entitled to any compensation.


Note 14. Extraordinary Item.
         --------------------
Two extraordinary events occurred during year ended July 31, 2003:

1) Extinguishment of indebtedness to Acrodyne Corporation, a related party, for the investments in PGI, PG.com, and the available for sale securities held in WMCO. As discussed in the note 10, the income of $7,587 from this transaction is classified as extraordinary in the statement of income and comprehensive income.

2) Write off the so-called Delta Assets and the Series B of Preferred Convertible Stock. The Company had an agreement, effective April 2001, to buy the assets of ScanLine Technologies, Inc for the consideration of forty (40) million shares of Series B Preferred Stock convertible into eighty (80) million shares of common stock, par value $0.001 per share. Because of certain issues between the Company and the seller (" ScanLine"), the consideration was not delivered to the seller, and the assets and Series B of preferred convertible stock are written off as of July 31, 2003. Management believes that the Company does not owe anything to ScanLine or its president, Dave Scull. Income of $30,313 from this transaction is classified as extraordinary in the statement of income and comprehensive income.

                  COMPUSONICS VIDEO CORPORATION AND SUBSIDIARIES
                         Schedules of Investments
                         At July 31, 2003 and 2002

                                                         Amount at Which
                                                         Each Portfolio of
                                        Market Value of  Equity Security Issues
Name of Issuer   Number of    Cost of   Each Issue at    And Each Other
Title of Each    Shares or    Each      Balance Sheet    Security Issue Carried
Issue            Units        Issue     Date             In the Balance Sheet
-------------------------------------------------------------------------------
July 31, 2003

Common Stocks
---------------
                 *               *
Williams Controls,
Inc.                   -0-         -0-          -0-                      0-

July 31, 2002

Common Stocks
----------------
Williams Controls,
Inc. *               27,558     $13,953      $13,953                 $13,953

*See Note 2

                           CompuSonics Video Corporation
                 Valuation and Qualifying Accounts and Reserves

                                Balance at the                   Balance at the
                                Beginning of Year   Changes      End of Year
                               -------------------------------------------------
For the year ending July 31, 2002
---------------------------------
Reserve A/R for Delta Net Assets            $  .26       $(426)          $  0

Reserve Inventory for Delta net Assets      36,129    (436,129)        436,129

Reserve Net Patents for Delta Net Assets   295,000    (295,000)              0

Reserve Net Leasehold Improvements
for Delta Net Assets                         1,813      (1,813)          1,813

Reserve Net Equipment for Delta
Net Assets                                  57,528     (57,528)              0

Reserve Good Will for Delta Net Assets     153,000    (153,000)              0

Reserve N/P Delta for Delta Net Assets      18,618    (18,618)               0

Reserve A/P Delta for Delta Net Assets         607       (607)               0

Reserve Equity for Delta Net Assets        924,617   (924,671)               0

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,  AS  ADOPTED PURSUANT  TO
SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Quarterly Report of Registrant on Form 10-KSB for the year ended July 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

E.  the Registrant (or persons fulfilling the equivalent function):

(i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize, and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls;
(ii) and any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

F. have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Thomas W. Itin
-----------------------
Chief  Executive  Officer  and
Chief  Financial  Officer
Dated: November 13, 2003