Form 10QSB
period 2003-10-31
COMPUSONICS VIDEO CORP
filed 2003-12-18
CIK 777844

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                               FORM  10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)

                  of the Securities Exchange Act of 1934

For the quarter ended:                                 Commission file number:
-----------------------------                       -------------------------
October 31, 2003                                                   0-14200


                        CompuSonics Video Corporation
                    --------------------------------------
            (Exact name of Registrant as specified in its charter)

Colorado                                                           84-1001336
--------------------------------                     ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, MI                                                   48334
----------------------------------                    ----------------------
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

As of December 12, 2003, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

                 COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
         Form 10-QSB Filing for the Quarter Ended October 31, 2003


                                   INDEX
                                                                 Page Number
PART I.  FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets October 31, 2003 (Unaudited)
             and July 31, 2003                                            3

           Consolidated Statements of Operations (Unaudited) for
             three months ended October 31, 2003  and 2002                4

           Consolidated Statements of Cash Flows (Unaudited) for
             three months ended October 31, 2003 and 2002                 5

           Notes to Consolidated Financial Statements                   6-9

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       9-10

Item 3.    Controls and Procedures.                                      10

PART II.   OTHER INFORMATION

Item 1.    Legal proceedings.                                         10-11

Item 6.    Exhibits and Reports on Form 8-K                              11

Signature Page                                                           12

Certification pursuant to 18 USC, section 1350, as adopted pursuant to
Sections 302 and 906 of the Sarbanes-Oxley act of 2002.              13 -14

            COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                            ASSETS
                                            10/31/03(Unaudited)      07/31/03
                                            ------------------      ----------
Current Assets
     Cash                                        $    11,375        $ 21,392
     Prepaid Expense                                   5,000               0
                                                 -----------      ----------
            Total Current Assets                      11,375          21,392

            Total Assets                             $16,375       $  21,392
                                                   =========       =========
	LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Notes Payable to Related Entities                $136,300         $77,050
   Accounts Payable and Accrued Liabilities           33,710          34,772
   Accounts Payable - Related Entities                19,188          43,233
                                                  ----------      ----------
 Total Liabilities                                   189,198         155,055
                                                  ----------      ----------
Stockholders' Deficit

   Preferred Stock - Series B Convert.
     Stock 20,000,000 shares Authorized
        4,000,000 Shares Issued and Outstanding      400,000         400,000
     Common Stock $.001 Par Value,
        300,000,000 Shares Authorized,
        160,006,250 Shares Issued and Outstanding    160,006         160,006
     Additional Paid-In Capital                      692,997         692,997
     Accumulated Deficit                          (1,425,827)     (1,386,667)
                                                 -----------      ----------
     Total Stockholder's Deficit                    (172,823)       (133,664)
                                                 -----------      ----------
      Total Liabilities and Stockholder's deficit    $16,375        $ 21,391
                                                    ========        ========



   The accompanying notes are an integral part of this financial statement

           COMPUSONICS VIDEO CORPORATION AND SUBSIDIARIES
           CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)
                                            For three months ended October 31,
                                                      2003             2002
                                              ------------     ------------

Miscellaneous Income                                    0                 0
                                                ---------        ----------
                 Total Income                           0                 0
                                                ---------        ----------
Cost of Goods Sold                                      0                 0
                                                ---------        ----------
Gross Profit                                            0                 0
                                                ---------        ----------
General and Administrative Expenses
  Consulting fees                                  10,000                 0
  Professional Fees                                 3,583             3,118
  Consulting Fees - Related Party                  19,998                 0
  Travel and Entertainment                              0                 0
  All Other General and Administrative Expenses     3,682                40
                                                 --------         ---------
       Total General & Administrative Expenses     37,263             3,158

Gain (Loss) from Operations                       (37,263)           (3,158)

Gain on Exchange of Investment to
    Extinguish Debt from related party                  0             3,552
Interest Income                                         0                 0
Interest Expense                                    1,897               338
                                                 --------          --------
Total Other Income (Expense)                       (1,897)            3,215
                                                 --------          --------
Net Income (Loss) Before Income Taxes             (39,160)               57
Income Tax Benefit                                      0                 0
                                                  -------          --------
Net Income (Loss)                               $ (39,160)          $   (57)
                                                =========         =========
Weighted Average Number of Common Shares      160,006,250       160,006,250
                                              ===========       ===========
Net Income Per Common Share                    $   (0.000)      $    (0.000)
                                              ===========       ===========

  The accompanying notes are an integral part of this financial statement

               COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                      For the three months ended October 31,
                                                   2003               2002
                                            -----------        -----------
Cash Flows From Operating Activities:
      Net Loss                               $  (39,160)             $  57
      Adjustments to Reconcile Net Loss
      Cash Used by Operating Activities
      Gain on Exchange of Investment                  0             (3,552)
      Accrued Interest Income                         0                  0
      (Increase) Decrease In Inventory                0                  0
      (Increase) Decrease In:
     Accounts Receivable and Accrued Assets      (5,000)              (450)
     Accounts Payable and Accrued Liabilities    (1,062)            (6,772)
     Accounts Payable - Related Entity          (24,045)               337
                                                -------          ---------
             Total Adjustments                  (30,107)           (10,437)
                                              ----------          --------
Net Cash (Used For) Operations                  (69,267)           (10,380)
Cash Provided by Investing Activities
    Purchase of Equipment                             0                  0
    Purchase of Patents                               0                  0
    Proceeds from Sale of Equipment                   0                  0
    Investments                                       0                  0
                                                -------           --------
Net Cash (Used For) Investing Activities              0                  0

Cash Provided by Financing Activities
    Proceeds from Stock Sold                          0                  0
    Payments For Notes Payable                  (10,750)                 0
    Proceeds from Notes Payable - Related        70,000             10,950
                                               --------            -------
Net Cash Provide by Financing Activities         59,250             10,950
                                               --------            -------
Increase (Decrease) in Cash                     (10,017)               570
Balance at Beginning of Period                   21,392                 25
                                               --------            -------
Balance at End of Period                    $    11,375           $    594
                                            ===========           ========
Supplemental Disclosure of NonCash Investing
     and Financing Activities:
     Extinguishment of Note and Interest
        Payable                              $        0         $  180,540
                                             ==========         ==========


  The accompanying notes are an integral part of this financial statement

             COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

Note 1       Interim Financial Statements.
             ----------------------------
The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries (" the Company"), have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month period ended October 31, 2003; the Company's financial position at October 31, 2003 and July 31, 2003; and the cash flows for the three-month period ended October 31, 2003 and 2002. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the Company's July 31, 2003 Form 10-KSB.

The results for the three-month period ended October 31, 2003 are not necessarily indicative of future financial results.

Note 2.  Notes payable to related -party.
         ----------------------------
Balance of notes payable to related party increased from 77,050 at July 31, 2003 to 136,300 at October 31, 2003.

Since the inception of the Company, related companies have provided loans to meet the operating cash flow needs. These notes are renewed as the loan amount increases.

Balance of account "note payable -related party" is composed of the following notes payable at October 31, 2003 and July 31, 2003.

                                          October 31, 2003     July 31, 2003
                                             -----------       -----------
Note payable Dearborn Wheels, Inc               60,000             60,000
Note payable TICO                                  -0-              3,000
Note payable First Equity Corporation            6,300              6,300
Note payable Acrodyne Corporation                  -0-              7,750
Note payable TICO, Inc                         70,000                 -0-
                                            ---------           ---------
        Total                                $136,300             $77,050

The Registrant borrowed $60,000 from Dearborn Wheels Inc. at 7% per annum interest rate. The underlying Note was due on June 12, 2003.

The Company borrowed $3,000 from TICO, a partnership in which the partner is The Chairman of the Registrant. The Note bears 7% interest rate and was due on June 23, 2003. The Note was paid off in September 2003.

The Company paid off the Note owed to Acrodyne Corporation, in the amount of $7,750, in September 2003.

As of October 31, 2003 the Company had an outstanding balance of $6,300 owed to First Equity Corporation. The Note bears a 10.50% interest rate and was due on June 14, 2003.

The Company borrowed $70,000 from TICO, Inc, a related party, on September 11, 2003. The Note bears 7% interest and is due after 180 days. TICO, Inc is controlled by Thomas W. Itin, Chairman of CompuSonics Video Corporation.

Note 3.  Accounts payable and Accrued Liabilities- Related Party.

Balance of Accounts payable and Accrued Liabilities- Related Party is comprised of the following:

1. $13,332 of accrued consulting fees owed to First Equity Corporation (FEC) and Dearborn Wheels, Inc. (DWI). FEC and DWI are both related parties to the Company. These consulting fees were recorded based on the consulting agreements between the Company and the above-related parties.

2. $3,256 of accrued interest payable on the notes payable to the related parties.

3. $2,600 of accrued management fees owed to Acrodyne Corporation, a related party.


Note 4.  Stockholders' Equity
         --------------------
A.     Preferred Convertible Stock

Under the Company's Certificate of Incorporation, up to 75,000,000 shares of preferred stock, with classes and terms as designated by the Company, may be issued and outstanding at any point in time. The Company had 300,000 authorized shares of Series A Convertible Preferred Stock ($.001 par value) issued and outstanding at July 31, 1988. In September 1988, all the outstanding shares of Preferred Stock were converted at $.001 per share, at the holder's option, into 30,000,000 shares of common stock.

Series B Preferred Convertible stock.

The Company issued four (4) million shares of Series B preferred convertible stock, convertible at 10 to 1 into forty (40) million shares of common stock, to Dearborn Wheels, Inc. and First Equity Corporation, in exchange for the extinguishments of the indebtedness to these related parties totaling $412,117.

Rights, preferences, privileges and restrictions of the Series B Convertible Preferred stock.
----------------------------------------------------------------------------
No Dividends. Holders of the Series B preferred stock are not entitled to dividends on their shares of series B preferred stock.

Liquidation preference. Upon the liquidation of the Company the holders of the series B preferred stock are entitled to receive out of the assets of the Company a distribution of respectively $0.02 and $.10 for each share of Series B preferred stock held.

Conversion. Each share of series B Preferred stock is convertible respectively into two shares and ten shares of common stock.

Voting rights. The holders of the Series B Preferred stock have voting rights as if the conversion to Common stock had taken place, and votes together with the Common stock as a single voting group except and to the extent the Colorado Business Corporation Act provides for voting rights as a separate class under section 7-110-104 or any successor statutory provision or as provided below.

An affirmative vote of at least 60 percent of the holders of the series B preferred stock is required for a) change in the rights, preferences or privileges of the series B Preferred stock, b) an authorization, or issuance of additional shares of the same series, c) any change in the percent of series B preferred stock required to approve the forgoing.

No preemptive rights. The series B preferred stock should have no preemptive rights as to any series of preferred stock issued subsequent to it.

Registration rights. On one occasion at the request of the holders of at least 60% of the series B preferred stock, the Company shall register the shares of Common stock issued or issuable upon conversion of the series B preferred stock with the Securities and Exchange Commission ("SEC"). In addition, if the company proposes to file a registration statement with the SEC under the securities act with respect to an offering of securities of the Company, then the Company shall give the holders of the series B Preferred Stock notice of its intention and an opportunity to include all or a portion of the shares of Common Stock issuable upon conversion of the series B preferred stock in the proposed registration statement.

Notices.
--------
Any notice, request, demand, consent, approval or any other communication required or permitted hereunder shall be in writing and shall be delivered by personal service or agent, by registered or certified mail, return receipt requested, with postage thereon fully prepaid.

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

The public offering was successfully completed on December 13, 1985 and the Company received $727,971 as the net offering proceeds for the 30,000,000 units sold. As of October 31, 2003, 6,250 Class A warrants have been exercised for total proceeds of $313.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
            --------------------------------------------------------------
Results of Operations.
---------------------
Three months ended 10/31/03 compared to three months ended 10/31/02.

The Company did not incur revenues for this quarter. Net income for the three-month period ended October 31, 2003 was $(39,160) compared to $57 for the three-month period ended October 31, 2002.

In the past, the Company has relied on a related company to provide the working funds it has required, but there is no assurance that this arrangement will continue in future years. The Company recorded interest expenses of $1,897 for this quarter ending October 31,2003 compared to interest expense of $338 for the quarter ending October 31,2002. This change is due to the increase in the balance of notes payable for this quarter.

The Company recorded general and administrative expenses of $37,263 for this quarter compared to general and administrative expenses of $3,158 for the same previous quarter. This change is mainly due to the increase in consulting fees-related parties of $19,998, and consulting fees - TreeCAD Engineering Ltd.
of $10,000.

Liquidity and Capital Resources.
--------------------------------

In the past the Company has, from time to time, relied on a related company to provide the working funds it has required but there is no assurance that this arrangement will continue in future years. The Company is anticipating the first revenues from the sale of TreeSoft USA products in late spring of 2004.

The major source for revenues for the first five years will be the licensing business (software sales business). With an increasing saturation of the software market the revenues from the Software Maintenance contracts will become more and more important. The Company's management expects, that the revenues from services will measure up with the licensing business in ten years. The ERP software represents the most attractive licensing business. Through a network of specialized resellers the ERP product will inevitably be distributable. Management is working diligently to accomplish this new enterprise successfully.

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

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings.
         -----------------
ScanLine Technologies, Inc. ("ScanLine") in July 2002 sued the Company for an alleged breach of an asset purchase agreement in which ScanLine sold the so-called "Delta Assets" to the Company in exchange for the issuance of the Company's preferred stock. ScanLine has included additional claims against the Company, as well as against individual directors, for an alleged breach of contract, fraud, misrepresentation, violation of SEC Rule 10b-5 of the Federal Securities Law and violation of Utah Securities Law. A Third Party Complaint was subsequently filed individually by David Scull ("Scull"), a principal in ScanLine, against the Company alleging breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing for an alleged failure by the Company to compensate him for the time he served as President and CEO of the Company. Scull has also filed a defamation claim for allegedly defamatory statements made by the Company in its public filings. Management has responded by denying these allegations, filing counterclaims against both ScanLine and Scull seeking recovery for damage done to the Company, and to recover the costs defending the case.

CPVD had relied on financial statements submitted by Dave Scull, Carla Scull and ScanLine. The value of the assets being acquired was overstated by at least twice. Misrepresented were the volume of sales being currently made as well as value of equipment and parts inventory. Also, financial statements were presented as having been prepared under GAAP. The consideration offered was thus a misrepresentation for which presently CPVD seeks relief and has filed a counterclaim for damages.

These facts constituted a fraudulent inducement for the consideration offered by CPVD. ScanLine and the Sculls have insisted that the consideration to be
provided by CPVD be as originally offered by CPVD.   CPVD has refused to
provide that consideration but has offered to rescind the contract at no cost to Scull. Scull rejected the offer and is now suing and CPVD is countersuing.

The name of the Litigation is ScanLine Technologies, Inc. v CompuSonics Corporation, et.al. Civil No. 2:02-CV-0612J in the United States District Court for the District of Utah, Central Division.

Discovery has been ongoing in this matter, including the depositions which have been taken of both ScanLine and Scull, as well as the deposition of CompuSonics Video Corporation. Neither ScanLine nor Scull could articulate a damage amount in these depositions. The potential loss is therefore difficult to ascertain. However, ScanLine has in the past represented the value of the Company's preferred stock, which it was not paid in exchange for the Delta Assets, which still remain in possession of ScanLine, to be worth $1.5 million. Scull has previously claimed a right to a salary of approximately $225,000.00. Discovery cut-off is set for December 31, 2003 with a pre-trial conference set for January 9, 2004, at which time a trial date may be set.

The Company believes that ScanLine and Scull are not entitled to anything. Settlement discussions have occurred but have been unsuccessful.

There is a possibility of an unfavorable outcome predicated upon the inherent uncertainty of litigation. However, Management is confident in its version of events and that ScanLine and Scull are not entitled to any compensation. In fact, Management believes that ScanLine and Scull owed the Company for damages incurred by the Company.

Item 2.     Subsequent Event.
            -----------------
CompuSonics Video Corporation ("CPVD") has completed a definitive agreement with a group of investors for purchase of US$400,000 of convertible preferred "D" stock of CPVD, restricted under Rule 144, which will be issued sometime in the near future. The private placement is intended basically to insure the launch of TreeSoft's electrical engineering CAD (" E-CAD") and enterprise resource management ("ERP") software products for the NAFTA market in USA, Canada and Mexico. These software products involving ERP and E-CAD are based on the successful German software products, ELEKTRO-OFFICE and TreeCAD.

Item 3.     Exhibits and Reports on Form 8-K:
            ----------------------------------
            (a) Exhibits

                None

            (b) Reports on Form 8-K

                Form 8-K filed on September 29, 2003 extending exercise
                  Of warrants to December 31, 2003

                         COMPUSONICS VIDEO CORPORATION

                                 Form 10-QSB

                    For the quarter ended October 31, 2003

                                Signature Page


                                 SIGNATURES
                                -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         COMPUSONICS VIDEO CORPORATION
                         -----------------------------
                                 (Registrant)



                                           Signature s/s Thomas W. Itin
                                                     ------------------
                                                         Thomas W. Itin
                                           Title:  Chairman of the Board of
                                                   Directors, President, CEO.




Date Signed: December 18, 2003.

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,  AS  ADOPTED PURSUANT  TO
SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

     In connection with the Quarterly Report of CompuSonics Video Corporation (the "Company") on Form 10-QSB for the quarter ended October 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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


/s/ Thomas W. Itin
------------------------------------------
Chief  Executive  Officer  and
Chief  Financial  Officer
Dated: December 18, 2003