Form 10QSB
period 2004-01-31
COMPUSONICS VIDEO CORP
filed 2004-03-22
CIK 777844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2004

Commission file number: 0-14200

CompuSonics Video Corporation

         Colorado                                                                                                                  84-1001336

(State of incorporation)                                                              (I.R.S. Employer Identification No.)

32751 Middlebelt Road, Suite B

Farmington Hills, MI 48334

(Address of principal executive offices)

Company's telephone number, including area code:

(248) 851-5651

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.001 Par Value

---------------------------------------

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days:               Yes   X     No ___

As of March 22, 2004 a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

Table of Contents

  1. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS
  2. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  3. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
       CONSOLODATED STATEMENTS OF CASH FLOWS
  4. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
    4.1. NOTE 1:   INTERIM FINANCIAL STATEMENTS.
    4.2. NOTE 2:   NOTES PAYABLE TO RELATED –PARTY.
    4.3. NOTE 3: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES - RELATED PARTY.
    4.4. NOTE 4: RELATED PARTY CONSULTING FEES AND INTEREST EXPENSE
    4.5. NOTE 5: STOCKHOLDERS' EQUITY
      4.5.1. Preferred Convertible Stock
      4.5.2. Series B Preferred Convertible stock.
    4.6. NOTE 6: SUBSEQUENT EVENTS.
    4.7. ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.
      4.7.1. Results of Operations.
            Three months ended January 31, 2004 compared to three months ended January 31, 2003.
      4.7.2. Results of Operations.
            Six months ended January 31, 2004 compared to Six-months ended January 31, 2003.
      4.7.3. Liquidity and Capital Resources.
    4.8. ITEM 3: CONTROLS AND PROCEDURES.
      4.8.1. Evaluation of Disclosure Controls and Procedures.
      4.8.2. Changes in Internal Controls
  5. PART II.   OTHER INFORMATION
    5.1. ITEM 1:   LEGAL PROCEEDINGS.
    5.2. .ITEM 3:   EXHIBITS AND REPORTS ON FORM 8-K:
  6. COMPUSONICS VIDEO CORPORATION SIGNATURE PAGE
  7. CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS REQUIRED BY
        SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

1. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS

(In US dollars)

ASSETS	Unaudited
	01/31/04	07/31/03
Current Assets
Cash	$11,178	$21,392
Total Current Assets	11,178	21,392
Total Assets	$11,178	$21,392

LIABILITIES AND CAPITAL
Current Liabilities
Accounts Payable and Accrued Liabilities	$45,752	$34,772
Accounts Payable-Related Party	41,913	43,233
Notes Payable - Related Party	171,300	77,050
Total Liabilities	$258,965	$155,055

Capital
Preferred Stock-Series B Convertible, 20,000,000 Shares Authorized, 4,000,000 Shares Issued and Outstanding.	400,000	400,000
Common Stock. $0.01 Par Value, 300,000,000 Shares Authorized, 160,006,250 Shares Issued and Outstanding.	160,006	160,006
Paid-in Capital	692,997	692,997
Accumulated Deficit	(1,500,790)	(1,386,667)
Total Capital	(247,787)	(133,664)
Total Liabilities & Capital	$11,178	$21,391

The accompanying notes are an integral part of this financial statement

2. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In US dollars) Unaudited

	Three Months Ended		Six Months Ended
	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003
Revenues	$0	$0	$0	$0
Total Revenues	0	0	0	0
Cost of Sales	0	0	0	0
Total Cost of Sales	0	0	0	0
Gross Profit	0	0	0	0
General and Administrative Expenses
Consulting Fees Related Party	39,144	0	69,142	0
Professional fees	23,917	11,916	32,248	15,034
Travel and Entertainment	3,664	0	4,275	0
Other General & Administrative Expenses	511	66	3,835	106
Total Expenses	67,237	11,982	109,500	15,140
Gain (Loss) from operations	(67,237)	(11,982)	(109,500)	(15,140)
Gain on the extinguishment of debt	0	0	0	3,552
Interest Expense Related Party	2,727	430	4,624	767
Interest Income	0	0	0	0
Total other income (Expense)	(2,727)	(430)	(4,624)	2,785
Net Income (Loss) before income taxes	(69,964)	(12,412)	(114,124)	(12,355)
Income tax benefit	0	0	0	0
Net Income (Loss)	(69,964)	(12,412)	(114,124)	(12,355)
Weighted average Number of Common Shares	160,006,250	160,006,250	160,006,250	160,006,250
Net Income (Loss) Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of this financial statement

3. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONSOLODATED STATEMENTS OF CASH FLOWS

 (In US dollars) Unaudited

	For six months ended January 31 January 31
	2004	2003
Cash Flows From Operating Activities
Net Loss	$(114,124)	$(12,354)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities
Unrealized (Gain) Loss on investments.	0	(3,552)
( Increase) Decrease in Inventories	0	0
(Increase) Decrease In:
Accounts Receivable and Accrued Assets	0	(450)
Increase (Decrease) In:
Accounts Payable and Accrued Liabilities	2,519	2,822
Accounts Payable-Related Party	7,141	767
Total Adjustments	9,660	(413)
Net Cash (Used For) Operations	(104,464)	(12,767)
Cash Provided by Investing Activities
Purchase (Disposed )of Equipment	0	0
Proceeds used for Investments	0	0
Investments	0	0
Net Cash (Used For) Investing Activities	0	0
Cash Provided by Financing Activities
Proceeds for Notes Payable	0	0
Proceeds from Notes Payable - Related Party	94,250	13,050
Net Cash Provided by Financing Activities	94,250	13,050
Increase (Decrease) in Cash	(10,214)	283
Balance at July 31, 2003	21,392	25
Balance at January 31, 2004	$11,178	$307

The accompanying notes are an integral part of this financial statement

4. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.1. NOTE 1:  INTERIM FINANCIAL STATEMENTS.

The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries (“ the Company”), have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and the six-month period ended January 31, 2004 and 2003; the Company's financial position at January 31, 2004 and July 31, 2003; and the cash flows for the six-month period ended January 31, 2004 and 2003. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the Company's July 31, 2003 Form 10-KSB.

The results for the three-month and the six-month period ended January 31, 2004 are not necessarily indicative of future financial results.

4.2. NOTE 2:  NOTES PAYABLE TO RELATED –PARTY.

Balance of notes payable to related party increased from 77,050 at July 31, 2003 to 171,300 at January 31, 2004. Since the inception of the Company, related companies have provided loans to meet the operating cash flow needs. These notes are renewed as the loan amount increases. Balance of “Notes payable to Related Party” is composed of the following notes payable at January 31, 2004 and July 31, 2003:

January 31, 2004

July 31, 2003

Note payable Dearborn Wheels, Inc

$65,000

$60,000

Note payable TICO

-0-

3,000

Note payable First Equity Corporation

6,300

6,300

Note payable Acrodyne Corporation

-0-

7,750

Note payable TICO, Inc

100,000

-0-

Total

$171,300

$77,050

The Company borrowed $5000 during the six-month period ended January 31, 2004 from Dearborn Wheels Inc. at 7% per annum interest rate. The underlying note was renewed on December 12, 2003. The Note is due on June 12, 2004. The President of Dearborn Wheels, Inc is the daughter of the Chairman of the Company.

The Company borrowed $3,000 from TICO, a partnership in which the managing partner is the Chairman of the Company. The note bears 7% interest rate and was due on June 23, 2003. The note was paid off in September 2003.

The Company paid off the Note owed to Acrodyne Corporation, in the amount of $7,750, in September 2003. Chairman of the Company is the President of Acrodyne Corporation.

As of January 31, 2004 the Company had an outstanding balance of $6,300 owed to First Equity Corporation. The Note bears a 10.50% interest rate and is due on June 14, 2004. The President of First Equity Corporation is the spouse of the Company’s Chairman.

The Company borrowed $100,000 from TICO, Inc, a related party, during the six-month period ended January 31, 2004. The Note bears 7% interest and is due on July 13, 2004. Chairman of the Company is the President of TICO, Inc.

4.3. NOTE 3: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES - RELATED PARTY.

Balance of Accounts payable and Accrued Liabilities- Related Party is comprised of the following:

January 31, 2004

July 31, 2003

Accrued Consulting Fees First Equity Corp.

$16,665

$13,332

Accrued Consulting Fees Dearborn Wheels, Inc

16,665

13,332

Accrued Consulting Fees TreeCAD Engineering, Ltd

0

10,000

Interest payable to TICO, Inc

2,010

0

Interest payable to Dearborn Wheels, Inc

3,033

1,232

Interest payable to First Equity Corp.

500

1,142

Interest payable to TICO

120

196

Interest payable to Acrodyne Corp.

320

1,399

Accrued Management Fees to Acrodyne Corp.

     2,600

      2,600

Total

$41,913

$43,233

4.4. NOTE 4: RELATED PARTY CONSULTING FEES AND INTEREST EXPENSE

 The Company incurred $69,142 of consulting fees owed to the related parties, including First Equity Corporation, Dearborn Wheels, Inc, and TreeCAD Engineering, Ltd, for the period ending January 31, 2004 compared to  $0 of consulting fees incurred in the previous same period. The Company is engaged in separate consulting agreements, with the above parties.

The $69,142 of consulting fees expense includes:

Consulting fees –TreeCAD Engineering, Ltd

$29,146

Consulting fees – First Equity Corporation

19,998

Consulting fees – Dearborn Wheels, Inc

    19,998

Total

$69,142

Interest expense to the related parties totaled $4,624 this period compared to $767 of interest expense incurred in the previous same period. The change is due to the increase in the balance of notes payable to related parties.

4.5. NOTE 5: STOCKHOLDERS' EQUITY

4.5.1. Preferred Convertible Stock

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

4.5.2. Series B Preferred Convertible stock.

In April 2001 the Company issued four (4) million shares of Series B preferred convertible stock, convertible at 10 to 1 into forty (40) million shares of common stock, to Dearborn Wheels, Inc. and First Equity Corporation, in exchange for the extinguishments of the indebtedness to these related parties totaling $412,117.

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

Conversion. Each share of series B Preferred stock is convertible respectively into (10) ten shares of common stock.

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

Registration rights. On one occasion, at the request of the holders of at least 60% of the series B preferred stock, the Company shall register the shares of Common stock issued or issuable upon conversion of the series B preferred stock with the Securities and Exchange Commission (“SEC”). In addition, if the company proposes to file a registration statement with the SEC under the securities act with respect to an offering of securities of the Company, then the Company shall give the holders of the series B Preferred Stock notice of its intention and an opportunity to include all or a portion of the shares of Common Stock issuable upon conversion of the series B preferred stock in the proposed registration statement.

Notices. Any notice, request, demand, consent, approval or any other communication required or permitted hereunder shall be in writing and shall be delivered by personal service or agent, by registered or certified mail, return receipt requested, with postage thereon fully prepaid.

4.5.2.1. Public Offering of Common Stock

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

4.5.2.2. Incentive Stock Option Plan

On October 4, 1985, the Company's Board of Directors authorized an Incentive Stock Option Plan covering up to 7,000,000 shares of the Company's common stock for key employees. The Board of Directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options.

4.6. NOTE 6: SUBSEQUENT EVENTS.

The Company will release the first two million shares of preferred convertible stock, class “D”, held in escrow, to TreeCAD Engineering, Ltd (“TreeCAD”) in the next few days following the day of the filing of this report. TreeCAD has fulfilled the requirements of the purchase agreement dated March 25, 2003, related to the release of those shares, which fulfillment entitle TreeCAD to the right of receiving the undersigned shares of preferred convertible stock.

4.7. ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

   CONDITION AND RESULTS OF OPERATIONS.

4.7.1. Results of Operations.

   Three months ended January 31, 2004 compared to three months ended January 31, 2003.

The Company did not incur revenues for this quarter.

The Company incurred $39,144 of consulting fees owed to the related parties, including First Equity Corporation, Dearborn Wheels, Inc, and TreeCAD Engineering, Ltd, for the quarter ending January 31, 2004 compared to $0 of consulting fees incurred in the previous same quarter. The Company is engaged in separate consulting agreements, with the above parties.

The $39,144 of consulting fees expense, includes:

Consulting fees – TreeCAD Engineering, Ltd

$19,146

Consulting fees – First Equity Corporation

9,999

Consulting fees – Dearborn Wheels, Inc

    9,999

Total

$39,144

The Company incurred $23,917 of professional fees during the current quarter, including legal and accounting fees, compared to $11,916 of professional fees incurred in the previous same quarter. The change is manly due to increase in the legal fees due to the Company’s involvement in the legal proceedings. (See 6.1)

The Company paid $3,664 in travel expenses for the current quarter compared to $0 of travel expenses for the previous quarter. This increase in the above expenses is mainly due to increase in business trips of the officers of the Company, as a result of involvement in the legal proceedings.

Interest expense to the related parties totaled $2,727 this quarter compared to $430 of interest expense incurred in the previous quarter. The change is due to the increase in the balance of notes payable to related parties.

4.7.2. Results of Operations.

   Six months ended January 31, 2004 compared to Six-months ended January 31, 2003.

The Company did not incur revenues for both six-month periods ending respectively January 31, 2004 and 2003.

The Company incurred $69,142 of consulting fees owed to the related parties, including First Equity Corporation, Dearborn Wheels, Inc, and TreeCAD Engineering, Ltd, for the period ending January 31, 2004 compared to  $0 of consulting fees incurred in the previous same period. The Company is engaged in separate consulting agreements, with the above parties.

The $69,142 of consulting fees expense includes:

Consulting fees –TreeCAD Engineering, Ltd

$29,146

Consulting fees-First Equity Corporation

19,998

Consulting fees-Dearborn Wheels, Inc

    19,998

Total

$69,142

The Company incurred $32,248 of professional fees during the current period, including legal and accounting fees, compared to $15,034 of professional fees incurred in the previous same period. The change is manly due to increase in the legal fees due to the Company’s involvement in the legal proceedings. (See 6.1)

The Company paid $4,275 in travel expenses for the current period compared to $0 of travel expenses for the previous period. This increase in the above expenses is mainly due to increase in business trips of the officers of the Company, mainly as a result of involvement in the legal proceedings, and in the new agreements with international parties.

The Company incurred $3,835 in other general and administrative expenses for this current period including; advertising, dues and subscriptions, business meals, bank charges etc. Other general and administrative expenses for the previous same period were $106. The change is mainly due to increase in advertising and subscription expenses, incurred in relation to the introduction of the prospective German CAD software.

Interest expense to the related parties totaled $4,624 this period compared to $767 of interest expense incurred in the previous same period. The change is due to the increase in the balance of notes payable to related parties.

No extinguishments of debts occurred during this six month-period ending January 31, 2004, compared to $3,552 of gain from the extinguishments of debts in the previous same period ending January 31, 2003.

4.7.3. Liquidity and Capital Resources.

CompuSonics Video Corporation (“CPVD”) has completed a definitive agreement with a group of investors for purchase of US $400,000 of convertible preferred stock of CPVD, restricted under Rule 144, which will be issued sometime in the near future. The private placement is intended basically to insure the launch of TreeSoft’s electrical engineering CAD (“E-CAD”) and enterprise resource management (“ERP/CRM”) software products for the NAFTA market in USA, Canada and Mexico. These software products involving ERP/CRM and E-CAD are based on the successful German software products, ELEKTRO-OFFICE and TreeCAD.

The Company is anticipating the first revenues from the sale of TreeSoft USA products in late summer of 2004. The major source for revenues for the first five years will be the licensing business (software sales business). With an increasing saturation of the software market the revenues from the Software Maintenance contracts will become more and more important. The Company’s management expects, that the revenues from services will equal the revenues from the licensing business in about ten years. The ERP/CRM software represents the most attractive licensing business. Through a network of specialized resellers the ERP/CRM product will successfully be distributed to the customers. Management is working diligently to accomplish this new ambitious project.

Borrowings from the related parties will continue in the future. Notes Payable to the related parties will continue to be renewed, as an important cash funding solution.

The Company’s Management is working on providing bank financing to support the future operations of the Company. Lines of credit are the type of financing that management is currently seeking from the financial institutions. If successful, this type of financing will be a good support for the launch of the electrical engineering E-CAD and ERP/CRM software products.

4.8. ITEM 3: CONTROLS AND PROCEDURES.

4.8.1. Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report CompuSonics Video Corporation carried out an evaluation, under supervision of the Company’s Management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Management concluded that the internal controls and procedures are effective.

4.8.2. Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

5. PART II.  OTHER INFORMATION

5.1. ITEM 1:  LEGAL PROCEEDINGS.

ScanLine Technologies, Inc. (“ScanLine”) in July 2002 sued the Company for an alleged breach of an asset purchase agreement in which ScanLine sold the so-called “Delta Assets” to the Company in exchange for the issuance of the Company’s preferred stock. ScanLine has included additional claims against the Company, as well as against individual directors, for an alleged breach of contract, fraud, misrepresentation, violation of SEC Rule 10b-5 of the Federal Securities Law and violation of Utah Securities Law. A Third Party Complaint was subsequently filed individually by David Scull (“Scull”), a principal in ScanLine, against the Company alleging breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing for an alleged failure by the Company to compensate him for the time he served as President and CEO of the Company. Scull has also filed a defamation claim for allegedly defamatory statements made by the Company in its public filings. Management has responded by denying these allegations, filing counterclaims against both ScanLine and Scull seeking recovery for damage done to the Company, and to recover the costs defending the case.

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

Discovery has been ongoing in this matter, including the depositions which have been taken of both ScanLine and Scull, as well as the deposition of CompuSonics Video Corporation. Neither ScanLine nor Scull could articulate a damage amount in these depositions. The potential loss is therefore difficult to ascertain. However, ScanLine has in the past represented the value of the Company’s preferred stock, which it was not paid in exchange for the Delta Assets, which still remain in possession of ScanLine, to be worth $1.5 million. Scull has previously claimed a right to a salary of approximately $225,000.00.

The Company believes that ScanLine and Scull are not entitled to anything. Settlement discussions have occurred but have been unsuccessful. The trial date is scheduled for August 9, 2004.

There is a possibility of an unfavorable outcome predicated upon the inherent uncertainty of litigation. However, Management is confident in its version of events and that ScanLine and Scull are not entitled to any compensation. In fact, Management believes ScanLine and Scull owe the Company for damages incurred by the Company.

5.2. .ITEM 3:  EXHIBITS AND REPORTS ON FORM 8-K:

            (a) Exhibits

                 None

            (b) Reports on Form 8-K

                 Form 8-K filed on December 24, 2003 – Extending Exercise of Warrants to

                 March 31, 2004.

6. COMPUSONICS VIDEO CORPORATION SIGNATURE PAGE

Form 10-QSB

For the quarter ended January 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUSONICS VIDEO CORPORATION & SUBSIDIAIRES

(Company)

March 22, 2004       /s/ Thomas W. Itin     Chairman of the Board of Directors, President, CEO

                                      Thomas W. Itin

.

7. CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS REQUIRED BY

   SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CompuSonics Video Corporation (the "Company") on Form 10-QSB for the quarter ended January 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

The Report referenced above has been read and reviewed by the undersigned.

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

I acknowledge that the Chief Executive Officer and Chief Financial Officer:

are responsible for establishing and maintaining "disclosure controls and procedures" for the Company;

1.

have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which  the  Report was being prepared;

2.

have evaluated the effectiveness of the Company's disclosure controls and procedures within 90  days of the date of the Report; and

3.

have presented in the Report our conclusions about the effectiveness of the disclosure controls and  procedures based on the required evaluation.

4.

have disclosed to the issuer's auditors and to the audit committee of the Board of Directors of the Company (or persons fulfilling the equivalent function):

5.

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and any fraud, whether or not material, that involves Management or other employees  who  have  a  significant role in the issuer's internal controls; and have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 22, 2004   /s/ Thomas W. Itin   Chief Executive Officer and Chief Financial Officer

                                Thomas W. Itin

#