Form 10QSB
period 2004-04-30
COMPUSONICS VIDEO CORP
filed 2004-06-21
CIK 777844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2004

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

Common Stock, $.001 Par Value

---------------------------------------

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days:               Yes   X     No ___

As of June17, 2004 a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

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
    4.2. NOTE 2:   EQUIPMENT
    4.3. NOTE 3:   TREESOFT USA, INC ACQUISITION.
    4.4. NOTE 4: INTANGIBLE ASSETS
    1.1. NOTE 5:   NOTES PAYABLE TO RELATED –PARTIES.
    1.2. NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES - RELATED PARTY.
    1.3. NOTE 7: RELATED PARTY CONSULTING FEES AND INTEREST EXPENSE
    1.4. NOTE 8: STOCKHOLDERS' EQUITY
      1.4.1. Preferred Convertible Stock
      1.4.2. Series B Preferred Convertible Stock.
      1.4.3. Series D Preferred Convertible Stock.
      1.4.4. Public Offering of Common Stock
      1.4.5. Incentive Stock Option Plan
    1.5. NOTE 9: NON CASH FLOW TRANSACTIONS
  2. ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.
      2.1.1. Results of Operations.
            Three months ended April 30, 2004 compared to three months ended April 30, 2003.
      2.1.2. Results of Operations.
            Nine-months ended April 30, 2004 compared to nine-months ended April 30, 2003.
      2.1.3. Liquidity and Capital Resources.
  3. ITEM 3: CONTROLS AND PROCEDURES.
      3.1.1. Evaluation of Disclosure Controls and Procedures.
      3.1.2. Changes in Internal Controls
  4. PART II.   OTHER INFORMATION
    4.1. ITEM 1:   LEGAL PROCEEDINGS.
    4.2. .ITEM 3:   EXHIBITS AND REPORTS ON FORM 8-K:
  5. COMPUSONICS VIDEO CORPORATION SIGNATURE PAGE
  6. CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS REQUIRED BY
        SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

1. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS

(In US dollars)

ASSETS	Unaudited
	04/30/04	07/31/03
Current Assets
Cash	$ 698	$ 21,391
Total Current Assets	698	21,391
Property and Equipment
Equipment	4,975	0
Accumulated Depreciation Equipment	(225)	0
Total Property and Equipment	4,750	0
Other Assets
Licenses and Agreements	900,000	0
Accumulated Amortization	(5,000)	0
Total Other Assets	895,000	0
Total Assets	$ 900,448	$ 21,391
LIABILITIES AND CAPITAL
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 42,871	$ 34,772
Accounts Payable-Related Party	84,014	43,233
Notes Payable - Related Party	171,300	77,050
Total Liabilities	298,185	155,055
Capital
Preferred Stock-Series B Convertible, 20,000,000 Shares Authorized, 4,000,000 Shares Issued and Outstanding.	400,000	400,000
Preferred Stock-Series D Convertible, 20,000,000 Shares Authorized, 2,000,000 Shares Issued and Outstanding.	2,000	0
Common Stock. $0.01 Par Value, 300,000,000 Shares Authorized, 160,006,250 Shares Issued and Outstanding.	160,006	160,006
Paid-in Capital	1,590,997	692,997
Accumulated Deficit	(1,550,740)	(1,386,667)
Total Capital	602,263	(133,664)
Total Liabilities & Capital	$ 900,448	$ 21,391

The accompanying notes are an integral part of this financial statement

2. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In US dollars) Unaudited

	Three Months Ended April		Nine Months Ended April
	2004	2003	2004	2003
Revenues	$ 0	$ 0	$ 0	$ 0
Total Revenues	0	0	0	0
Cost of Sales	0	0	0	0
Total Cost of Sales	0	0	0	0
Gross Profit	0	0	0	0
General and Administrative Expenses
Consulting Fees Related Party	39,088	96,658	108,230	96,658
Professional fees	2,417	5,128	34,665	20,162
Travel and Entertainment	0	0	4,275	0
Depreciation	225	0	225	0
Amortization	5,000	0	5,000	0
Other General & Administrative Expenses	205	340	4,039	446
Total Expenses	46,935	102,126	156,435	117,266
Gain (Loss) from operations	(46,935)	(102,126)	(156,435)	(117,266)
Gain on the extinguishment of debt	0	0	0	3,552
Interest Expense Related Party	3,015	757	7,638	1,524
Interest Income	0	0	0	0
Total other income (Expense)	(3,015)	(757)	(7,638)	2,028
Net Income ( Loss) before income taxes	(49,950)	(102,883)	(164,073)	(115,238)
Income tax benefit	0	0	0	0
Net Income (Loss)	(49,950)	(102,883)	(164,073)	(115,238)
Weighted average Number of Common Shares	160,006,250	160,006,250	160,006,250	160,006,250
Basic Earnings per Share	$ (0.000)	$ (0.001)	$ (0.001)	$ (0.001)
Adjusted Weighted Average Shares	290,806,250	200,006,250	290,806,250	200,006,250
Diluted Earnings per Share	$ (0.000)	$ (0.001)	$ (0.001)	$ (0.001)

The accompanying notes are an integral part of this financial statement

3. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONSOLODATED STATEMENTS OF CASH FLOWS

 (In US dollars) Unaudited

	For nine months ended April 30
	2004	2003
Cash Flows From Operating Activities
Net Loss	$ (164,073)	$ (115,238)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities
Unrealized (Gain) Loss on investments.	0	(3,552)
Depreciation	225	0
Amortization	5,000	0
(Increase) Decrease In:
Accounts Receivable and Accrued Assets	0	0
Increase (Decrease) In:
Accounts Payable and Accrued Liabilities	8,099	4,205
Accounts Payable-Related Party	40,781	98,182
Total Adjustments	54,105	98,835
Net Cash (Used For) Operations	(109,968)	(16,403)

Cash Provided by Investing Activities
Purchase of Equipment	(4,975)	0
Net Cash (Used For) Investing Activities	(4,975)	0

Cash Provided by Financing Activities
Proceeds for Notes Payable	0	0
Proceeds from Notes Payable - Related Party	94,250	16,450
Net Cash Provided by Financing Activities	94,250	16,450
Increase (Decrease) in Cash	(20,693)	47
Balance at July 31, 2003	21,391	25
Balance at April 30, 2004	$ 698	$ 72

Purchase of License Agreement

          $  900,000                     $               0

The accompanying notes are an integral part of this financial statement

4. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.1. NOTE 1:  INTERIM FINANCIAL STATEMENTS.

The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries (“ the Company”) have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and the nine-month period ended April 30, 2004 and 2003; the Company's financial position at April 30, 2004 and July 31, 2003; and the cash flows for the nine-month period ended April 30, 2004 and 2003. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the Company's July 31, 2003 Form 10-KSB.

The results for the three-month and the nine-month period ended April 30, 2004 are not necessarily indicative of future financial results.

4.2. NOTE 2:  EQUIPMENT

Equipment is stated at cost.  Depreciation is computed for financial reporting purposes on a straight-line basis over an estimated life.

4.3. NOTE 3:  TREESOFT USA, INC ACQUISITION.

As of March 31, 2004, the Company added to its consolidated books the new subsidiary called TreeSoft USA, Inc.

On March 31, 2004, the Company delivered to TreeCAD Engineering, Ltd, a company domiciled in Cyprus, two million shares of Class D Restricted Convertible Preferred Stock. The shares of the above stock were held in escrow contingent upon the completion of a valid license agreement between TreeCAD Engineering, Ltd and TreeSoft USA, Inc, and pending development by TreeCAD of the translation from German to English internet home page of TreeSoft USA, Inc. TreeCAD Engineering. Ltd has fulfilled the above requirements, and is the legitimate owner of Class D Convertible Preferred Stock of the Company. The other two million shares of the same type of stock are being held in escrow, contingent upon the fulfillment of certain other requirements, as being stated in the purchase agreement dated March 25, 2003.

In exchange for the above consideration delivered to TreeCAD Engineering, Ltd and the consideration currently held in escrow, the Company fully acquired TreeSoft USA, Inc initially owned by TreeCAD Engineering, Ltd. TreeSoft USA Inc, currently possesses only one valuable intangible asset, called “License Agreement”. This asset represents the rights to distribute Electrical –CAD (E-CAD) software products, the rights to use the trademarks, product names, logos, artwork and sales promotion material, patents and product documentation, and all other rights specified in the License Agreement dated March 25, 2003.

The Company is reflecting this transaction in its books as of March 31, 2004. The value of the total consideration for the acquisition of TreeSoft USA, Inc is determined to be $1,800,000. The Company is recording only the value received by TreeCAD Engineering, Ltd, as of March 31, 2004, which is $900,000. The acquisition cost of TreeSoft USA, Inc will be adjusted when the other consideration currently held in escrow is released to TreeCAD Engineering, Ltd.

4.4. NOTE 4: INTANGIBLE ASSETS

TreeSoft USA, Inc owns only one valuable intangible asset, called “License Agreement”. This asset represents the rights to distribute Electrical –CAD (E-CAD) software products, the rights to use the trademarks, product names, logos, artwork and sales promotion material, patents and product documentation, and all other rights specified in the License Agreement dated March 25, 2003.

Currently the value of the above asset is $900,000. The acquisition cost of TreeSoft USA, Inc and therefore the value of this intangible asset are subject to adjustment pending the other release of the consideration held in escrow to TreeCAD Engineering, Ltd.

The Company believes that the estimated useful life of this license agreement should be 15 years. The Company is using the straight-line method of amortization. In estimating the useful life of this asset, management considered the following factors:

1.

Legal, regulatory and contractual provisions.

2.

Provisions for renewal or extension.

3.

Effects of demand, competition, and other economic factors.

4.

Service life expectancies of individual or groups of employees.

5.

Expected actions of competitors and others.

1.1. NOTE 5:  NOTES PAYABLE TO RELATED –PARTIES.

Balance of notes payable to related party increased from 77,050 at July 31, 2003 to 171,300 at April 30, 2004. Since the inception of the Company, related companies have provided loans to meet the operating cash flow needs. These notes are renewed as the loan amount increases. Balance of “Notes payable to Related Party” is composed of the following notes payable at April 30, 2004 and July 31, 2003:

April 30, 2004

July 31, 2003

Note payable Dearborn Wheels, Inc

$65,000

$60,000

Note payable TICO

-0-

3,000

Note payable First Equity Corporation

6,300

6,300

Note payable Acrodyne Corporation

-0-

7,750

Note payable TICO, Inc

100,000

-0-

Total

$171,300

$77,050

The Company borrowed $5,000 during the nine-month period ended April 30, 2004 from Dearborn Wheels Inc. at 7% per annum interest rate. The underlying note was renewed on December 12, 2003. The Note is due on June 12, 2004. The President of Dearborn Wheels, Inc is the daughter of the Chairman of the Company.

The Company borrowed $3,000 from TICO, a partnership in which the managing partner is the Chairman of the Company. The note bears 7% interest rate and was due on June 23, 2003. The note was paid off in September 2003.

The Company paid off the Note owed to Acrodyne Corporation, in the amount of $7,750, in September 2003. Chairman of the Company is the President of Acrodyne Corporation.

As of April 30, 2004 the Company had an outstanding balance of $6,300 owed to First Equity Corporation. The Note bears a 10.50% interest rate and is due on June 14, 2004. The President of First Equity Corporation is the spouse of the Company’s Chairman.

The Company borrowed $100,000 from TICO, Inc, a related party, during the nine-month period ended April 30, 2004. The Note bears 7% interest and is due on July 13, 2004. Chairman of the Company is the President of TICO, Inc.

1.2. NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES - RELATED PARTY.

Balance of Accounts payable and Accrued Liabilities- Related Party is comprised of the following:

April 30, 2004

July 31, 2003

Accrued Consulting Fees First Equity Corp.

$26,664

$13,332

Accrued Consulting Fees Dearborn Wheels, Inc

26,664

13,332

Accrued Consulting Fees TreeCAD Engineering, Ltd

19,090

10,000

Interest payable to TICO, Inc

3,736

0

Interest payable to Dearborn Wheels, Inc

4,155

1,232

Interest payable to First Equity Corp.

667

1,142

Interest payable to TICO

120

196

Interest payable to Acrodyne Corp.

320

1,399

Accrued Management Fees to Acrodyne Corp.

2,600

2,600

Total

$84,016

$43,233

1.3. NOTE 7: RELATED PARTY CONSULTING FEES AND INTEREST EXPENSE

 The Company incurred $108,230 of consulting fees owed to the related parties, including First Equity Corporation, Dearborn Wheels, Inc, and TreeCAD Engineering, Ltd, for the period ending April 30, 2004 compared to  $96,658 of consulting fees incurred in the previous same period. The Company is engaged in separate consulting agreements, with the above parties.

Consulting fees expense includes:

April 30, 2004

April 30, 2003

Consulting fees –TreeCAD Engineering, Ltd

$48,236

$10,000

Consulting fees – First Equity Corporation

29,997

43,329

Consulting fees – Dearborn Wheels, Inc

    29,997

43,329

Total

$108,230

$96,658

Interest expense to the related parties totaled $7,638 this period compared to $1,524 of interest expense incurred in the previous same period. The change is due to the increase in the balance of notes payable to related parties.

1.4. NOTE 8: STOCKHOLDERS' EQUITY

1.4.1. Preferred Convertible Stock

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

1.4.2. Series B Preferred Convertible Stock.

In April 2001 the Company issued four (4) million shares of Series B preferred convertible stock, convertible at 10 to 1 into forty (40) million shares of common stock, to Dearborn Wheels, Inc. and First Equity Corporation, in exchange for the extinguishments of the indebtedness to these related parties totaling $412,117.

1.4.2.1. Rights, preferences, privileges and restrictions of the Series B Convertible Preferred stock.

No Dividends. Holders of the Series B preferred stock are not entitled to dividends on their shares of series B preferred stock.

Liquidation preference. Upon the liquidation of the Company the holders of the series B preferred stock are entitled to receive out of the assets of the Company a distribution of $.10 for each share of Series B preferred stock held.

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

1.4.3. Series D Preferred Convertible Stock.

On March 31, 2004 the Company delivered to TreeCAD Engineering, Ltd two million shares of series D preferred convertible stock, Par value $0.001 per share, convertible at 1 for 22.7 rate into forty-five million four hundred thousand (45,400,000) restricted or legended shares of common stock, within five years of the closing date, at the holder’s discretion.  These shares are represented on the face of the statement of assets and liabilities. There are two other million shares of the same type of stock held in escrow, pending fulfillment of certain requirements by TreeCAD Engineering, Ltd.

1.4.3.1. Rights, preferences, privileges and restrictions of the Series D Convertible Preferred stock.

No Dividends. Holders of the Series D preferred stock are not entitled to dividends on their shares of series D preferred stock.

Liquidation preference. Upon the liquidation of the Company the holders of the series D preferred stock are entitled to receive out of the assets of the Company a distribution of $.10 for each share of Series D preferred stock held.

Conversion. Each share of series D Preferred stock is convertible respectively into 22.7 shares of common stock.

Voting rights. The holders of the Series D Preferred stock have voting rights as if the conversion to Common stock had taken place, and votes together with the Common stock as a single voting group except and to the extent the Colorado Business Corporation Act provides for voting rights as a separate class under section 7-110-104 or any successor statutory provision or as provided below.

An affirmative vote of at least 60 percent of the holders of the series D preferred stock is required for a) change in the rights, preferences or privileges of the series D Preferred stock, b) an authorization, or issuance of additional shares of the same series, c) any change in the percent of series D preferred stock required to approve the forgoing.

No preemptive rights. The series D preferred stock should have no preemptive rights as to any series of preferred stock issued subsequent to it.

Registration rights. On one occasion, at the request of the holders of at least 60% of the series D preferred stock, the Company shall register the shares of Common stock issued or issuable upon conversion of the series D preferred stock with the Securities and Exchange Commission (“SEC”). In addition, if the company proposes to file a registration statement with the SEC under the securities act with respect to an offering of securities of the Company, then the Company shall give the holders of the series D Preferred Stock notice of its intention and an opportunity to include all or a portion of the shares of Common Stock issuable upon conversion of the series D preferred stock in the proposed registration statement.

Notices. Any notice, request, demand, consent, approval or any other communication required or permitted hereunder shall be in writing and shall be delivered by personal service or agent, by registered or certified mail, return receipt requested, with postage thereon fully prepaid.

1.4.4. Public Offering of Common Stock

In December 1985, the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to June 30, 2004. The Company may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

One Class B warrant entitles the holder to purchase one share of the Company's Common Stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to June 30, 2004. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a non-accountable expense allowance of $27,000.

The public offering was successfully completed on December 13, 1985 and the Company received $727,971 as the net offering proceeds for the 30,000,000 units sold. As of April 30, 2004 6,250 Class A warrants have been exercised for total proceeds of $313.

1.4.5. Incentive Stock Option Plan

On October 4, 1985, the Company's Board of Directors authorized an Incentive Stock Option Plan covering up to 7,000,000 shares of the Company's common stock for key employees. The Board of Directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options.

1.5. NOTE 9: NON CASH FLOW TRANSACTIONS

The Company recorded the (2) two million shares of Preferred Convertible Stock, par value $0.001 per share, issued to TreeCAD Engineering, Ltd. Value of License Agreement is recorded at $900,000. The difference of $898,000 is credited to Paid in Capital in the Equity section on the face of the balance sheet.

2. Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

   CONDITION AND RESULTS OF OPERATIONS.

2.1.1. Results of Operations.

   Three months ended April 30, 2004 compared to three months ended April 30, 2003.

The Company did not earn revenues for this quarter.

The Company incurred $39,088 of consulting fees owed to the related parties, including First Equity Corporation, Dearborn Wheels, Inc, and TreeCAD Engineering, Ltd, for the quarter ending April 30, 2004 compared to $96,658 of consulting fees incurred in the previous same quarter. The Company is engaged in separate consulting agreements, with the above parties.

Consulting fees expense includes:

April 30, 2004

April 30, 2003

Consulting fees –TreeCAD Engineering, Ltd

$19,090

$10,000

Consulting fees – First Equity Corporation

9,999

43,329

Consulting fees – Dearborn Wheels, Inc

    9,999

43,329

Total

$39,088

$96,658

Dearborn Wheels, Inc and First Equity Corporation forgave the consulting fees owed by the Company, for the period starting April 1, 2002 until April 1, 2003. As a result, balance of accrued consulting fees decreased significantly at the end of the year, July 31, 2003. The consulting fees to these related parties continue to accrue at $3,333 per month for each party.

The Company incurred $2,417 of professional fees during the current quarter, including legal and accounting fees, compared to $5,128 of professional fees incurred in the same previous quarter. The change is manly due to decrease in the legal fees for this quarter.

Interest expense to the related parties totaled $3,015 this quarter compared to $757 of interest expense incurred in the previous quarter. The change is due to the increase in the balance of notes payable to related parties.

The Company recorded $225 in depreciation expense for this quarter as a result of the new assets purchased in January and March of this quarter. No depreciation expense occurred during the same previous quarter.

The Company recorded $3,000 in license agreement amortization expense for this quarter, starting on March 31, 2004.

2.1.2. Results of Operations.

   Nine-months ended April 30, 2004 compared to nine-months ended April 30, 2003.

The Company did not earn revenues for this quarter.

The Company incurred $108,230 of consulting fees owed to the related parties, including First Equity Corporation, Dearborn Wheels, Inc, and TreeCAD Engineering, Ltd, for the quarter ending April 30, 2004 compared to $96,658 of consulting fees incurred in the previous same quarter. The Company is engaged in separate consulting agreements, with the above parties.

Consulting fees expense includes:

April 30, 2004

April 30, 2003

Consulting fees –TreeCAD Engineering, Ltd

$48,236

$10,000

Consulting fees – First Equity Corporation

29,997

43,329

Consulting fees – Dearborn Wheels, Inc

    29,997

43,329

Total

$108,230

$96,658

The Company incurred $34,665 of professional fees during the current quarter, including legal and accounting fees, compared to $20,162 of professional fees incurred in the previous same quarter. The change is manly due to increase in the legal fees due to the Company’s involvement in the legal proceedings. (See 6.1)

The Company paid $4,275 in travel expenses for this period compared to $0 of travel expenses for the previous period. This increase in the above expenses is mainly due to increase in business trips of the officers of the Company, as a result of involvement in the legal proceedings.

Interest expense to the related parties totaled $7,638 this quarter compared to $1,524 of interest expense incurred in the previous quarter. The change is due to the increase in the balance of notes payable to related parties.

The Company incurred $4,039 in other general and administrative expenses for this current period including; advertising, dues and subscriptions, business meals, bank charges etc. Other general and administrative expenses for the same previous period were $446. The change is mainly due to increase in advertising and subscription expenses, incurred in relation to the introduction of the prospective German CAD software.

No extinguishments of debts occurred during this nine-month period ending April 30, 2004, compared to $3,552 of gain from the extinguishments of debts in the period ending April 30, 2003.

The Company recorded $225 in depreciation expense for this period as a result of the new assets purchased in January and March of this quarter. No depreciation expense occurred during the same previous period.

The Company recorded $3,000 in license agreement amortization expense for this period, starting on March 31, 2004. No amortization expense occurred during the previous period ended April 30, 2003.

2.1.3. Liquidity and Capital Resources.

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

3. ITEM 3: CONTROLS AND PROCEDURES.

3.1.1. Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report CompuSonics Video Corporation carried out an evaluation, under supervision of the Company’s Management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Management concluded that the internal controls and procedures are effective.

3.1.2. Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

4. PART II.  OTHER INFORMATION

4.1. ITEM 1:  LEGAL PROCEEDINGS.

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

4.2. .ITEM 3:  EXHIBITS AND REPORTS ON FORM 8-K:

            (a) Exhibits

                 None

            (b) Reports on Form 8-K

                 Form 8-K filed on April 15, 2004 – Item 5. Other events.

5. COMPUSONICS VIDEO CORPORATION SIGNATURE PAGE

Form 10-QSB

For the quarter ended April 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUSONICS VIDEO CORPORATION & SUBSIDIAIRES

(Company)

June 17, 2004       /s/ Thomas W. Itin     Chairman of the Board of Directors, President, CEO

                                      Thomas W. Itin

.

6. CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS REQUIRED BY

   SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CompuSonics Video Corporation (the "Company") on Form 10-QSB for the quarter ended April 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

June 14, 2004   /s/ Thomas W. Itin   Chief Executive Officer and Chief Financial Officer

                                Thomas W. Itin

#