Form 10KSB/A
period 2003-07-31
COMPUSONICS VIDEO CORP
filed 2004-11-10
CIK 777844

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-KSB/A

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

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the preceding 12 months and,  (2) has been subject to such filing  requirements for the past 90 days:   Yes   X        No

As of November 03, 2004, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $5,280,206 based on the average of the bid and asked prices as of, November 03, 2004 of $0.033 as reported by the Over-The-Counter Bulletin Board (OTCBB).

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

 The Registrant was in  litigation  with ScanLine Technologies, Inc and its president, Dave Scull. This lawsuit was settled in August 2004. (See Item 3)

On February 26, 2003 the Registrant’s Chairman, Thomas W. Itin announced that the Registrant has entered an agreement with Target B.V. to assist in the corporate landing of the Registrant’s patented technology in the European market and to assist in development of new business areas for the Registrant. Additionally, Target B.V. is willing to assist the Registrant in a substantial private placement to accredited investors interested in supporting this venture.

On March 10, 2003 the Registrant’s Chairman, Thomas W. Itin, announced that Registrant has entered into a non-binding Letter of Intent with TreeCAD Engineering, Ltd., located in Cyprus (“TreeCAD Engineering”) (the former name was TreeCAD International Ltd.), a partner firm of TreeSoft GmbH & Co. KG (“TreeSoft Germany”) located in Lindlar, Germany, to acquire newly formed TreeSoft USA, Inc. (“TreeSoft USA”) in a stock-for-stock transaction. TreeSoft USA holds exclusive distribution rights under license from TreeCAD Engineering Ltd. to market and develop further in the NAFTA region the in Europe well-established TreeSoft software for electrical engineering. The definitive agreement among the parties was completed on March 24, 2003.

On March 25, 2003 the Registrant signed the purchase agreement with TreeCAD Engineering Ltd.. A stock for stock exchange of the Registrant and TreeSoft USA common stock was intended by the Registrant and TreeSoft USA. TreeCAD Engineering was desirous of establishing a presence in the United States markets through ownership of Registrant’s preferred class “B” stock, convertible into common stock, and through the introduction and sale of its equipment via the Registrant and TreeSoft USA. The Registrant owns certain products and patented technologies, which it intends to establish within the broadcast and video industries through supplementary services of TreeSoft USA. Both parties concur that the American market offers great potential for the TreeCAD Engineering products and will be enjoyed by the American public, which the American public will learn about these great products through the combined marketing efforts by TreeSoft USA and the Registrant. TreeSoft USA has the localized software product in its hand and ready to take to market, provided TreeCAD Engineering, within eighteen (18) months pursuant to the terms of the purchase agreement beetween TreeCAD Engineering and The Company.

The Company has made several public announcements related to the acquisition of TreeSoft USA.

Present Status

TreeSoft USA – a Subsidiary of CompuSonics Video Corporation

TreeSoft USA, Inc. is a 100% owned subsidiary of CompuSonics Video Corporation (OTC Bulletin Board: CPVD),

In March 2003 The Company agreed to acquire TreeSoft USA from TreeCAD Engineering Ltd. Cyprus, a partner firm of the German TreeSoft GmbH & Co. KG, the inventor of the TreeCAD and Better!Office software product family.

TreeSoft USA, Inc., is an American operating software corporation, providing leading edge CAD

Computer Aided Design is a general term referring to applications and methods to design things by computers.

1

 software, ERP

ERP (Enterprise Resource Planning) is an industry term for the broad set of activities supported by multi-module application software that help an organisation to manage key parts of its business, including Manufacturing, Distribution, Human Resources and Accounts. ERP combines information from business units into a single, integrated software program running off one database allowing the business units to share information and communicate with each other.

2

 software, CRM

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

3

 software, software customizing and related services to small and midsize enterprises (Small Business Software).

TreeSoft USA owns distribution rights for the TreeCAD Engineering products

Better!Office and TreeCAD

4

 in the NAFTA market.

North American Free Trade Agreement

5

This is the only asset currently owned by TreeSoft USA. For the distribution of the software 10 % royalties are payable to TreeCAD Engineering Ltd. TreeSoft USA is located in Farmington Hills, Michigan (Detroit area).

TreeCAD Engineering Ltd. localizes and delivers the technology and provides the support for the products of TreeSoft USA.

Because TreeSoft USA operations were in the development stages and they had not commenced planned principal operations prior to the acquisition by CPVD, and the only asset that TreeSoft USA had was the exclusive distribution license for the TreeCAD products, this acquisition of TreeSoft USA by CPVD is treated as a purchase of assets under FASB rules.  As of November 2, 2004, the Company has recorded the license value of $1,395,000 equal to the FMV of the two million shares of preferred convertible stock issued to TreeCAD in March 2004. The other two million shares of the same class of stock are being held in escrow pending completion of certain requirements by TreeCAD.

(b) Financial Information about Industry Segments.

During the year ended July 31, 2003, the Registrant was engaged in two business activities:  (1) the licensing of the technology related to its patent portfolio, and (2) licensing and marketing of electrical engineering software.  The Registrant did have any revenues for the year Ended July 31, 2003. The management concentrated his efforts in finding, and developing new business opportunities, and it has been successful in establishing the new business vision. The Registrant’s management plans to introduce the new product from TreeSoft USA in late spring of 2004.

(c) Narrative Description of Business.

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

TreeSoft USA products

TreeSoft's vision is to become a market leader for E-CAD, ERP and CRM/CAS software for small enterprises (SMBs) in the NAFTA, especially for industrial production companies, electrical contractors and industrial component vendors within 5 years. By 2008, TreeSoft USA will be highly engaged in the development and distribution of software for the targeted market, especially for:

•

Drafting, constructing and engineering (CAD)

•

Estimating, quoting and billing (ERP)

•

Customer contact, service and project management (CRM)

•

Sales support and management (CAS)

Furthermore it is TreeSoft's objective to become the market leader for OEM CAD and marketing software for electrical component and part manufacturers.

The company could be differentiated from its competitors by offering software products:

•

Which are especially designed for the use in local area networks up to 100 users

•

With extraordinary support of several server operating systems (e.g. Windows, Linux, Solaris)

•

With an unique information workflow concept between all software modules (programs) in the software product family (no data redundancy)

•

Which are highly customizable to meet the companies specific needs

•

Which are designed for vertical markets

•

Which are well suited for distribution by resellers and via Internet

Our objective is $ 8,400,000 with sales by 2008 with a net profit margin of 20 % until 2006, increasing the following years. We intend to achieve these objectives mostly by developing new software products and services for that specific market based on the experience and proven technology of TreeSoft GmbH & Co. KG (TreeSoft Germany) which delivers by TreeCAD Engineering Ltd. to TreeSoft USA (by contract) German engineering technology, products and related services.

Within 5 years TreeSoft USA could be a leading participant in the business-to-business software industry in the NAFTA and be known for highly integrated high quality products that will set new standards in the targeted markets. TreeSoft USA wants to be known by it's customers and competitors as an innovator of the industry, especially as a company making great efforts to find new ways and new opportunities for the success of its customers and for products for a better working world.

TreeSoft USA intends to be the leader for new software standards in our markets. TreeSoft USA wants to be known as for extraordinary attractive price/value ratio.

Product and Service Offer

TreeSoft USA obtains the basic technologies for its business from its partner firm TreeCAD Engineering Ltd.. TreeCAD Engineering Ltd. acts as one localizing, distribution and marketing partner firm for the products of TreeSoft Germany. In the NAFTA TreeSoft USA will repeat the European success of TreeSoft Germany by copying its proven marketing structures and support know how.

TreeSoft is planning to offer in early 2005 the TreeCAD E-CAD product family first. The ERP and CAS products will follow in late 2005.

TreeCAD Electrical CAD

The Electrical CAD software TreeCAD was one of the first available E-CAD systems for PC's under MS-DOS in the early 80's. In the 90's it was restructured and adopted for MS Windows. Since that time the TreeCAD E-CAD product family is well known as one of the technological leading stand-alone E-CAD products worldwide.

The TreeCAD Engineering technology greatly increases the productivity of expensive design staff, eliminate time consuming and repetitive tasks, cut lead times, and increases product quality in all fields of electrical engineering and wiring.

TreeCAD End-user Products

People who are working in the field of Control Engineering are responsible for:

•

Delivering information to process engineers about the operation of plants.

•

Choosing measuring instruments to provide the plants with its "eyes", "ears" and "nose". This means selecting instruments to measure flow, level, pressure, temperature, composition, etc. Large plants require about 5,000 such instruments, very large plants more.

•

Deciding what is the best "brain" for the application. Frequently it is a so-called DCS or PLC – specialized programmable computer systems.

•

Deciding on the best type and size of end devices such as control valves, variable speed motors, etc. to carry out the commands of the control system.

•

Once these decisions have been made all these thousands of devices must be ordered and instructions given for their installation.

•

Next they have to provide wiring information for all of these devices to be connected to the control system.

•

Somewhere along the way the control system has to be programmed to carry out all the required functions including the relevant Documentation. Every machine, every plant is different.

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

Conclusion

Unspecialized CAD systems are governing the NAFTA E-CAD market. Most electrical engineers are working with "Standard CAD software" without branched specific functionalities. Therefore these users have not enough automation, very often only manual drawing schematics is possible. Consequently this causes high costs and low efficiency in design and documentation and opens up opportunities for more efficient and sophisticated products like TreeCAD. TreeCAD offers a significant higher level of automation and user convenience.

ERP and CAS Products

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

Marketing

In the next few years the Enterprise Software Market will experience a stable growth in the field of ERP, CRM and CAS

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

6

. Recent studies show an annual increase of more than 10%. One major reason for the fast growth of the software market is the increasing readiness of Small Businesses (SMBs) to invest in enterprise software. The key factors driving the companies to invest are:

•

the challenge to implement reliable, secure and fast software in the growing network environments (LAN and WAN)

•

the urgency to strengthen the relationship with customers and staff

•

the basic necessity to operate with highly integrated software instead to proceed with existing, mostly segregated or poorly connected software products

•

the necessity to optimize the work process for calculation, quoting, cost estimation and billing

•

the demand to reduce maintenance efforts for master data and software

•

the expectation to use well engineered, future oriented software

In the next years these demands will change the structure of the Enterprise Software Market in a significant manner. During the last decade the business in the SMB market was influenced by many software products from companies with an effective marketing strategy. Many software companies invested more money in their marketing activities than in the development of reliable and secure software products. But today enterprises expect quality and reliability – characteristics that are typical for the products of TreeCAD Engineering.

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

Specific markets for TreeSoft USA:

•

CAD

Computer Aided Design

7

 products and services for engineers, contractors, industrial manufacturers and/or industrial suppliers

•

ERP

Enterprise Resource Planning

8

 and CRM

Customer Relationship Management

9

 products and services for engineers, contractors, industrial manufacturers, industrial suppliers and industrial sales companies or departments.

•

OEM software drafting marketing and service tools for industrial manufacturers and/or industrial suppliers (OEM customers)

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

ITEM 3.

LEGAL PROCEEDINGS

The Company was in litigation with ScanLine Technologies, Inc./Dave Scull.

ScanLine Technologies, Inc. ("ScanLine") sued the Company in July 2002 for breach of an alleged asset purchase agreement in which ScanLine sold the so-called "Delta Assets" to the Company in exchange for Company stock.  ScanLine had included claims against the Company, as well as individual directors, for breach of contract, fraud, misrepresentation, violation of 10b-5 of the federal securities law and violation of Utah securities law.  A Third Party Complaint was later filed individually by David Scull ("Scull"), a principal in ScanLine, against the Company alleging breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing for an alleged failure of the Company to compensate him for the time he acted as President and CEO of the Company.  Scull also filed a claim for defamation for allegedly defamatory statements made in the Company's public filings.  Management responded by denying the allegations, filing courterclaims against both ScanLine and Scull for damage to the Company, and defending the case.

Discovery had been ongoing in the matter, including the depositions of both ScanLine and Scull as well as the deposition of CompuSonics Video Corporation.  Neither ScanLine nor Scull could articulate a damage amount in deposition.  The potential loss was therefore difficult to ascertain.  However, ScanLine has in the past represented the value of the Company stock, which it was not paid in exchange for the Delta Assets, which still remain in the possession of ScanLine, to be worth $1.5 million.  Scull has previously claimed a right to salary of approximately $225,000.00. Discovery cut-off was set for December 31, 2003 with a pre-trial conference set for January 9, 2004 at which time a trial date of August 7 was set.

The lawsuit was settled in early August 2004. The Company paid $ 87,500 settlement fee to Plaintiff.

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

2003

2002

2001

2000

1999

Working Capital

(133,663)

(230,895)

261,407

(942,970)

(627,070)

Cash

21,392

25

61

274

48,563

Total Assets

21,392

172,977

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

4,703

(35,959)

378,113

(52,178)

(43,532)

Net Income/ (Loss)

(31,456)

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

In the past the Company has, from time to time, relied on a related company to provide the working funds it has required but there is no assurance that this will continue in future years. The Company is delinquent in the payment of the Note payable to Dearborn Wheels, Inc. This Note is renewed on a short term basis, however no payments have been made on this note, as of July 31, 2003. The interest on this note is 7% per annum. This note is secured by CompuSonics present and future goods, including but not limited to equipment and inventory, and all of debtor’s present and future intangible collateral, including  (but not limited to) pure intangibles, i.e. documents, instruments, and chattel paper.

The Company is anticipating the first revenues from the sale of TreeSoft USA products in early 2005. . The major source for revenues for the first five years should be the licensing business (software sales business). With an increasing saturation of the software market the revenues from the Software Maintenance contracts will become more and more important. We expect, that the revenues from services will measure up with the licensing business in ten years. The ERP software represents the most attractive licensing business. Through a network of specialized resellers the ERP product will be easily distributable.  Management is working hard to accomplish this new enterprise successfully.

The Company should generate sufficient cash to support its operations during the twelve-month period following the date of the financial statements being reported upon, by relying on the related parties loans, and on the capital investments through the sale of additional securities. Company’s management expects that the related parties will continue to support the Company’s operations for the following 12-month period, and that the new capital infusions should provide sufficient funds to pay off the outstanding Company’s liabilities, and support the future operations costs. From July 31, 2003 to November 3, 2004, $400,000 was invested in the Company from various accredited investors through the sale of preferred convertible stock. The proceeds from this sale were used to pay off a significant portion of the outstanding liabilities of the Company, and provide sufficient working capital for the next three months following December 2004. From July 31, 2003 to November 3, 2004, $90,000 was loaned to the Company from Dearborn Wheels, Inc, a related party. This Note was subsequently paid off, in late October 2004. Results of Operations

Year ended July 31, 2003

Compared to July 31, 2002

Total revenues for the years ended July 31, 2003 and 2002 were $0 and 999 respectively.

General and administrative expenses were $66,472 for the year ended July 31, 2003 compared to $38,194 for the year ended July 31, 2002.  Included in general and administrative expenses for year ended July 31, 2003 are; professional fees of $29,263, consulting fees to related parties of $36,664, other general and administrative expenses of $466.  The expenses incurred for 2002 were $0 for staff salaries, patent fees of $799; management fees of $950 to a related company; professional fees of $35,891 for accouting services, stock transfer fees and other professional fees; other general and administrative expenses of $553.

Consulting fees increased by $35,714 during the year ended July 31, 2003. The reason for this change is related to the consulting fees due to three related parties: TreeCAD, First Equity, and Dearborn Wheels. These parties have entered into consulting agreements with the Company. TreeCAD, First Equity, and Dearborn Wheels are owed respectively $10,000, $13,332 and $13,332 for the year ended July 31, 2003.

 During the year ended July 31, 2002, total other income and expense consisted of  $13,604 realized loss from writing down the cost of marketable securities to their FMV as of the date of this report, and interest expense of $22,355 on the notes payable. During the year ended July 31, 2003, total other income and expense consisted of $7,587 gain from extinguishment of debts, and $2,884 of interest expense on the notes payble.

Extraordinary income was respectively $30,313 and $0 for the years ended July 31, 2003 and 2002. The extraordinary income for 2003 is due to the write off of so-called Delta assets.

The interest expense decreased $19,471 during the year ended July 31, 2003, as a result of the extinguishments of debts.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data immediately follow the signature page of this document and are listed under Item 14 of Part IV of this Annual Report on the Form 10-K.

ITEM 8.A

CONTROLS AND PROCEDURES

(a)

Evaluation of Controls and Procedures

Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “ Exchange Act”), as of the end of the period covered by the report and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

(b)

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended July 31, 2003 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) and (b) Identification of Directors and Executive Officers.

Name

Age

Position

Thomas W. Itin

69

Chairman of the Board and Treasurer

Robert J. Flynn

67

Vice President, Director, and Secretary

Salvatore Parlatore

     29

Director

Harald Engels

      45

Director, Chaiman of the Excecutive Committee, President of TreeSoft USA, Inc.

Andreas Kuestermann

41

Director.

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

Harald Engels was engaged by Registrant, beginning at the closing date of the purchase agreement between CPVD and TreeCAD Engineering Ltd (“TreeCAD”), as a part-time consultant and officer in the position of President of TreeSoft USA, Inc. and as a Vice Chairman of the Board of Directors and Chairman of the Executive Committee of the Registrant, operating under a consulting agreement beetween The Company and TreeCAD Engineering Ltd. The annual compensation for TreeCAD Engineering Ltd. will be charged on a time and material basis (T & M basis) and is limited to $120,000 per year.

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

Salvatore M. Parlatore was co-founder, Director of Operations and Director of Strategy, from 1998 – 2001 for Nexiv, Inc., a “startup” website, hosting and Internet services company.  Earlier he was retained or employed by Gettys Group, Inc. 1996-1997 as a management consultant, where he specialized in commercial real estate evaluations and renovations nationally, particularly hotel projects.  A summer 2002 internship at Whirlpool provided experience as an Associate Brand Manager. Currently Mr. Parlatore is employed by Whirlpool in the position of Brand Manager for Kenmore. A native of Southampton, Long Island, Mr. Parlatore attended Brentwood College School, Vancouver Island, Canada then later earned a BS in Business Administration in 1996 at Cornell U., Ithaca - NY.  He earned a MBA degree in May 2003 majoring in marketing and information technology at the University of Illinois, Urbana-Champaign. Mr. Parlatore is the nephew of the wife of the Chairman.

Harald Engels, responsible for the consulting and management of TreeSoft USA, a co-owner of TreeSoft Germany and the Managing Director of TreeCAD Engineering Ltd., has over 20 years experience in the SMB software business. He was a Managing Director of TreeSoft Germany from 1988 until 2003, is now the Managing Director of TreeCAD Engineering Ltd. and is familiar with all aspects of software markets, software development, software distribution and software localization. From 2001 until February 2003 he was the Managing Director of the Target Holding B.V., a business development consulting firm in the Netherlands.

Andreas Küstermann is a co-owner and founder of TreeSoft Germany., He has over 20 years experience in the SMB software business. He is the managing director of TreeSoft Germany since 1985 and is familiar with all aspects of the industrial software market and software development.

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

f(7) The Company was involved in litigation with ScanLine Technologies, Inc.

ScanLine Technologies, Inc. (“ScanLine”) in July 2002 sued the Company for an alleged breach of asset purchase agreement in which ScanLine sold the so-called “Delta Assets” to the Company in exchange for the issuance of Company’s preferred stock.  ScanLine had included additional claims against the Company, as well as against individual directors, for an alleged breach of contract, fraud, misrepresentation, violation of SEC Rule 10b-5 of the Federal Securities Law and violation of Utah Securities Law.  A Third Party Complaint was subsequently filed individually by David Scull (“Scull”), a principal in ScanLine, against the Company alleging breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing for an alleged failure by the Company to compensate him for the time he served as President and CEO of the Company.  Scull had also filed a defamation claim for allegedly defamatory statements made by the Company in its public filings. Management  responded by denying these allegations, filing counterclaims against both ScanLine and Scull seeking recovery for damage done to the Company, and to recover the costs defending the case.

Discovery had been ongoing in this matter, including the depositions, which had been taken of both ScanLine and Scull, as well as the deposition of CompuSonics Video Corporation.  Neither ScanLine nor Scull could articulate a damage amount in these depositions.  The potential loss was therefore difficult to ascertain.  However, ScanLine had in the past represented the value of the Company preferred stock, which it was not paid in exchange for the Delta Assets, which still remain in possession of ScanLine, to be worth $1.5 million.  Scull had previously claimed a right to salary of approximately $225,000.00.  Discovery cut-off took place on December 31, 2003 with  a trial date  set for August 7, 2004.

There was a possibility of an unfavorable outcome predicated the inherent uncertainty of litigation. The lawsuit was settled in early August 2004. The Company paid $87,500 settlement fee to Plaintiff.

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

(c) Other Compensation.

No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to all executive officers as a group during the period from August 1, 2002, through July 31, 2003.

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

Enercorp, Inc

10,000,000

6.25%

(1)

All shares are beneficially owned of record unless otherwise indicated.

(2)

Mr. Itin has held in his name no shares of the Company. Mr. Itin may have beneficial ownership of the following:

TICO, Inc.

12,000,000

TICO

35,000

Acrodyne Profit Sharing Trust

    9,617,594

 21,652,594

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others.

Since the inception of the Company to October 2004, related companies have provided loans to meet the operating cash flow needs. These notes are rewritten as the loan amount increases. Notes payable to related entities bear interest at 10 to 12 percent per annum and are due and payable within 180 days or on demand. Chairman of the Company, Mr Itin has a direct or indirect interest in these related companies showed in the schedule below:

Balance of account “note payable –related party” is composed of the following notes payable at July 31, 2003 and July 31, 2002.

     July31, 2003

July 31, 2002

Note payable to Acrodyne from Tyler Shaw

       $ -0-                                $ 159,123

Note-payable Delta

          -0-

    18,618

Reserve note payable Delta

             -0-

  (18,618)

Note payable Dearborn Wheels, Inc

60,000

       -0-

Note payable TICO

  3,000

       -0-

Note payable First Equity Corporation

  6,300

   6,300

Note payable Acrodyne Corporation

  7,750

   6,300

                                              Total                          $77,050                              $171,723

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

Consulting Expenses - Related Companies.

The Registrant has accrued $ 13,332 of consulting fees owed to First Equity Corporation (FEC), and $ 13,332 of consulting fees owed to Dearborn Wheels Inc (DWI). FEC and DWI are both related parties to the Registrant. These consulting fees were recorded based on the consulting agreements between the Company and the above-related parties. Mr.Itin has an indirect interest in FEC and DWI.

The Registrant accrued $10,000 of consulting fees owed to Harald Engels, COO of Registrant for the month of July 2003. Harald Engels was engaged by Registrant, beginning at the closing date of the purchase agreement between CPVD and TreeCAD Engineering Ltd (“TreeCAD”), as a part-time consultant and officer in the position of President of TreeSoft USA, Inc. and as a Vice Chairman of the Board of Directors and Chairman of the Executive Committee of the Registrant, operating under a consulting agreement beetween The Company and TreeCAD Engineering Ltd. The annual compensation for TreeCAD Engineering Ltd. will be charged on a time and material basis (T & M basis) and is limited to $120,000 per year.

Purchase Agreement and Issuance of Preferred Stock

On March 25, 2003 a purchase agreement was signed between the Company and TreeCAD Engineering Ltd. (Cyprus) an international partner firm of TreeSoft GmbH & Co., KG, Germany, in which a stock-for-stock exchange is intended by the Company and TreeSoft USA, Inc. TreeCAD Engineering is desirous of establishing a presence in the United States markets through ownership of Registrant’s preferred class “B” stock, convertible into common stock.

The consideration for one hundred percent of the common stock of TresSoft USA shall be preferred shares in class “D” CompuSonics Video (“CPVD”) in the amount of four million (4,000,000 restricted shares). These shares are convertible at a 1-for-22.7 rate into ninety million eight hundred thousand (90,800,000) shares of CPVD restricted or legended common stock within five (5) years of the closing date at the holder’s discretion. However if the price of CPVD common shares closes at six ($0.06) cents per share or higher in the OTC market in the USA for ten consecutive trading days, then the conversion will be automatic and immediate at twentytwo point seven (22.7) shares of restricted common stock for each one (1) share of class “D” restricted preferred stock.

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

All the shares of preferred class D stock issuable to TreeCAD will be held in escrow pending the outcome of certain contingent events, as specified in the purchase agreement of March 25, 2003.

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

In August 2002 Acrodyne corporation forgave the principal of a note payable to the Company, which was carried in the books of its subsidiary, Tyler Shaw Corporation. In exchange for the debt forgiven Acrodyne received investments in Pro Golf International, Inc, ProGolf. Com, and Williams Control, Inc.

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

3

Exhibits.

(i) Target Holding B.V Consulting Agreement*

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

#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

COMPUSONICS VIDEO CORPORATION

(Company)

By: s/s Thomas W. Itin

Thomas W. Itin, Chairman

Date:     November 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on November 09, 2004.

Signature s/s Thomas W. Itin

Thomas W. Itin

Title:  Chairman of the Board of Directors

           President, CEO

Signature s/s Robert J. Flynn

Robert J. Flynn

Title:  Director

Signature s/s Harald Engels

Harald Engels

Title:  Director

Signature  s/s Andreas Kuestermann

Andreas Kuestermann

Title:  Director

Signature: s/s Salvatore Parlatore

Salvatore Parlatore

Title: Director

INDEPENDENT AUDITOR'S REPORT

Board of Directors

CompuSonics Video Corporation and Subsidiaries

We have audited the accompanying balance sheets of CompuSonics Video Corporation and Subsidiaries as of July 31, 2003 and 2002, and the related statements of income, changes in stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

J L Stephan Co PC

Traverse City, MI

October 22, 2003

Except for Statements of Income, and Notes 1,5,6,7,13,14, & 15 which are dated November 2, 2004.

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

13953

Total Current Assets

21,392

13977

Other Assets

         Investments

0

159,000

         Patents

0

300,000

            Less Amortization

0

(5,000)

         Leasehold Improvements

0

1,875

            Less Accumulated Depreciation

0

(63)

         Equipment

0

61,954

            Less Accumulated Depreciation

0

(4,425)

         Good Will

0

153,000

        Reserve Other Assets for Delta Net Assets

0

(507,351)

Total Other Assets

       0

159,000

Total Assets

 $21,392

$172,977

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Notes Payable to Related Entities

$77,050

$  190,341

Reserve Note Payable for Delta Net Assets

0

(18,618)

Accounts Payable and accrued Liabilities

34,772

48,047

Accounts Payable - Related Entities

          43,233

25,710

Reserve for Accounts Payable –Related for Delta Net Assets

    0

(607)

Total Liabilities

     155,055

244,872

Stockholders' Deficit

Preferred Stock - Series B. Convertible Stock. 20,000,000 Shares

authorized, 4,000,000 Shares  Issued and Outstanding

400,000

400,000

Preferred Stock - Series A Convertible Stock. 55,000,000 Shares

authorized, 40,000,000 Shares Outstanding

400,000

Common Stock $.001 Par Value, 300,000,000 Shares Authorized

160,006,250 Shares Issued and Outstanding in 2003 and 2002

160,006

160,006

Additional Paid-in Capital

692,997

1,247,981

Reserve Equity for Delta Net Assets

0

(924,670)

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

Retained Earnings

       Other Comprehensive Income

-0-

-0-

      Accumulated Deficit

(1,386,667)

(1,355,212)

Total Stockholders' Deficit

          (133,664)

(71,895)

Total Liabilities and Stockholders' Deficit

        $21,392

$172,977

The accompanying notes are an integral part of this financial statement

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended July 31, 2003, and 2002

        2003

2002

Revenues

Miscellaneous Income

             -0-

999

Total Revenues

-0-

999

Expenses

General and Administrative Expense

Professional fees

29,263

35,891

Management & Consulting Fees - Related Party

36,664

950

Patent Fees

-0-

799

Travel and Entertainment

80

-0-

All Other General and Administrative Expenses

466

553

Total General and Administrative Expenses

66,472

38,194

Income (Loss) from Operations before tax

  (66,472)

((37,195)

Other Income

Gain from extinguishments of debt

7,587

-0-

Interest Expense

         (2,884)

(22,355)

Realized loss from writing down the cost of securities

to their FMV, as of the date of this statement

                           -0-

(13,604)

Total other Income

4,703

(35,959)

Income tax expense

-0-

-0-

Income before extraordinary item and cumulative effect

of accounting change

(61,769)

(73,154)

Extraordinary Item Net of Tax

      30,313

-0-

Income before cumulative effect of accounting change

(31,456)

(73,154)

Cumulative effect of accounting change net of tax

           -0-

-0-

Net Income/(Loss)

(31,456)

(73,154)

Other comprehensive income net of tax

Unrealized gain/(loss) on securities

             -0-

(1,175)

Total other comprehensive income

-0-

(1,175)

Comprehensive income

        (31,456)

(74,329)

Weighted Average Number of Common Shares

160,006,250

160,006,250

Net Income Per Common Share

       $(0.00)

$0.00

The accompanying notes are an integral part of this financial statement

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended July 31, 2003 ,  2002, 2001

Convertible

Addit'l

Other Compre-

Total

Preferred

Common

Paid-in

hensive

Accum'

Reserve

Stockhdrs

Stock

Stock

Capital

Income

Deficit

Equity

Deficit

Shares

Amount

Shares

Amount

Balance at July 31, 2000

 0

0

160,006,250

$160,006

$680,880

$16,045

$(1,640,044)

$(783,113)

Issuance of Preferred Stock

  44,000,000

Net Income for the Year

44,000,000

$800,000

        567,101

357,986

1,725,087

Unrealized Gain (Loss) on investments

44,000,000

         (14,870)

   (14,870)

Balance at July 31, 2001

44,000,000

 $800,000

160,006,250

$160,006

$1,247,981

          $1,175           $(1,282,059)

 $927,103

Additional Paid in Capital

Net Income for  the  Year

(73,154)

   (73,154)

Reserve Equity for Delta Net Assets

   (924,670)

 (924,670)

Unrealized Gain (Loss) on Investments

(1,175)

    (1,175)

Balance at July 31, 2002

44,000,000    $800,000     160,006,250

    $160,006

 $1,247,981

           $

       0             $(1,355,213)         (924,670)

   (71,895)

Preferred Stock-A write off

(40,000,000)

(400,000)

(400,000)

Additional Paid in Capital write off

(554,984)

(554,984)

Net Income for  the  Year

(31,546)

(31,456)

Reserve Equity for Delta Net Assets

924,670

924,670

Unrealized Gain (Loss) on Investments

0

Balance at July 31, 2003

4,000,000

$400,000

160,006,250

$160,006

$692,997

          $0

$(1,386,669)

$0

$(133,664)

The accompanying notes are an integral part of this financial statement

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended July 31, 2003, and 2002

             2003

2002

Cash Flows from Operating Activities

     Net Loss

      $(31,456)

$(73,154)

     Adjustments to Reconcile Net Loss to

     Net Cash Used by Operating Activities

     Depreciation

0

355

     Loss realized from marketable securities

0

13,604

     Gain from extinguishment of debts

(7,587)

-0-

     Miscellaneous accrued income

0

(998)

     Extraordinary Gain (Loss)

(30,313)

(0)

     (Increase) Decrease In Inventory

0

0

     Accounts Receivable and Accrued Assets

0

426

     Increase (Decrease) in Accounts Payable and

         Accrued Liabilities

(13,275)

29,031

        Accounts Payable Related Entities

      39,547

22,900

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

Financing Activities:

Cancellation of the preferred stock class A

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

On February 26, 2003 the Registrant’s Chairman, Thomas W. Itin, and Harald Engels, at that time Managing Director of Target Holding B.V. of The Netherlands (“Target B.V.”), jointly announced that the Registrant has entered an agreement with Target B.V. to assist in the corporate landing of the Registrant’s patented technology in the European market and to assist in development of new business areas for the Registrant. Additionally, Target B.V. is willing to assist the Registrant in a substantial private placement to accredited investors interested in supporting this venture.

On March 10, 2003 the Registrant’s Chairman, Thomas W. Itin, announced that Registrant has entered into a non-binding Letter of Intent with TreeCAD Engineering, Ltd. (Cyprus) (“TreeCAD Engineering”) (the former name was TreeCAD International Ltd.), an international partner firm of TreeSoft GmbH & Co. KG (“TreeSoft Germany”) located in Lindlar, Germany, to acquire newly formed TreeSoft USA, Inc. (“TreeSoft USA”) in a stock-for-stock transaction. TreeSoft USA holds exclusive distribution rights under license from TreeCAD Engineering Ltd. to market and develop further in the NAFTA region the in Europe well-established TreeSoft software for electrical engineering. The definitive agreement among the parties was completed on March 24, 2003.

On March 25, 2003 the Registrant signed the purchase agreement with TreeCAD Engineering Ltd.. A stock for stock exchange of the Registrant and TreeSoft USA common stock is intended by the Registrant and TreeSoft USA. TreeCAD Engineering is desirous of establishing a presence in the United States markets through ownership of Registrant’s preferred class “D” stock, convertible into common stock. The Registrant owns certain products and patented technologies, which it intends to establish within the broadcast and video industries through supplementary services of TreeSoft USA. Both parties concur that the American market offers great potential for the TreeSoft products and will be enjoyed by the American public, which the American public will learn about these great products through the combined marketing efforts by TreeSoft USA and the Registrant. TreeSoft USA has the localized software product ready to market in its hand within eighteen (18) months pursuant to the terms of the purchase agreement.

The Company has made several public announcements related to the acquisition of TreeSoft USA.

As of the July 31, 2003, the Company was holding in escrow the consideration for the purchase of 100% equity interest in TreeSoft USA, Inc, pending the completion of certain actions by TreeCAD Engineering , Ltd. The consideration is four million (4,000,000) class D, restricted preferred shares of the Company, convertible at a rate 1-for-22.7 into 90,800,000 shares of common stock of the Company. One million restricted shares of this consideration were held in esrow pending completion of a valid license agreement among and between TreeSoft USA, Inc and CompuSonics Video Corporation. Another one million of the same class shares were held in escrow pending development by TreeCAD of a transalation from German to English language internet home page of TreeSoft USA, Inc. The other escrowed two (2,000,000) million shares will be released from ecrow to TreeCAD as of the time the valid license agreement has been consummated and when TreeSoft USA has the translated product accurately identified fully from the German into the English language, and the product is in hand and ready to take to market. The restriction period one year starts upon issuing the shares directly.

As of October 25, 2004, only two million shares of the consideration have been issued to TreeCAD. The rest of the two million shares are still being held in escrow.

 Based on March 25, 2003 Purchase Agreement, TreeCAD Engineering, Ltd will be entitled to the right of receiving the shares held in escrow, only when TreeCAD fulfills the terms and conditions as stated in this agreement, which satisfy the release of the shares. If TreeCAD fails to fulfill all the duties and responsibilities as stated in the Purchase Agreement, which satisfy the release of each trance of shares held in escrow, TreeCAD would not be entitled to the right of receiving those shares.

 Escrow agreement the Company has with the escrow agent is attached as an Exhibit of this filing.

TreeCAD is able to vote the shares while they are held in escrow. This provision is not included in the Purchase Agreement of March 25, 2003, but it was approved unanimously by all the directors of the Company in May 19, 2004 Board of Directors Meeting. There will be an addendum to the Purchase Agreement to reflect this resolution.

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

A.

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

Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

            Income tax expense for the years ended July 31, 2003 and 2002 consisted of:

                                                   2003

 2002

                                                ----------

         ----------

          Current, net of

   $-0-

$   -0-

          benefit of NOL

          carryover

          Deferred                           $-0-

$  -0-

                                              ------------        ----------

                                                   $-0-

            $   -0-

The components of the deferred tax asset (liability) at July 31, 2003 and 2002 consist of the following:

  07/31/03

          0               7/31/02

                                                                                      -----------------      ---------------

          Unrealized loss/gain on investments                    $          -0-          $         400

          Capital loss carryover

 -0-

  -0-

          Accrued officer wages                                                 -0-

   -0-

          Allowance for notes receivable

  -0-

       -0-

          Net operating loss carry over

 340,000

       386,340

          Valuation Allowance                                             (340,000)

  (386,740)

                                                                                   ---------------      --------------

                                                                                     $         -0-           $        -0-

                                                                                    =========     =========

At July 31, 2003 the Company has net operating losses carry forward available to offset future taxable income of approximately $1,000,000 that expires during various years starting July 31, 2004.

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

A.

Equipment and Depreciation

B.

Equipment is stated at cost.  Depreciation is computed for financial reporting purposes on a straight-line basis over an estimated life. Depreciation expense for the years ended July 31, 2003, and 2002 was $ 0 and $355 respectively. The Registrant wrote off the depreciation expense for the year ended July 31, 2002 because of the reserve recorded against Delta equipment. This asset is written off the books for the year ended July 31, 2003. The reason for this position is the failure of the agreement between the Company and ScanLine Technologies, Inc, “ScanLine” which owned the so-called Delta assets.  (See note 13)

A.

Inventory

A reserve of $436,129 was recorded against the inventory for the year ended July 31, 2002. There was no sale or purchase of the inventory by ScanLine Technologies, Inc. during year ending July 31, 2002. The inventory stated at $436,129 was written off the books of the Company for the year ended July 31, 2003. The inventory was part of the so called Delta assets, in exchange to which, the Company had to give to ScanLine Technologies, Inc “ScanLine” the consideration of forty (40) million shares of Series B preferred stock, convertible into eighty (80) million shares of common stock. (See note 13)

I.

Intangible Assets and Amortization

Intangible assets included fonts and intellectual property obtained from ScanLine in April 2001, being amortized over an estimated useful life at 15 years.

The Registrant recorded a reserve against these assets at July 31, 2002, and wrote off the books both the intangible asset and the reserve account in the amount of  $ 295,000, at July 31, 2003. Fonts and intellectual property were part of the so-called Delta assets. ( See note 13)

A.

Long-Lived asset impairment.

Our policy for determining when a long-lived asset or identifiable intangible asset is impaired, complies with SFAS 144. Impairment would be recorded only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. Impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

A.

Research and Development Costs.

All research and development costs are charged to expense when incurred. Disclosure is made in the financial statements of the total research and development costs charged to expense in each period for which an income statement is presented.

Note 2.

Marketable Securities

During the year ended July 31, 2002, the Company held common stock in Williams Controls, Inc. (Nasdaq: WMCO).  The initial cost of stock was $27,558 and the fair market value at July 31, 2002 was $13,953. The Company wrote down the cost basis of WMCO stock to fair market value as of July 31, 2002, complying with SFAS 115. The unrealized loss on this marketable security was converted to the realized loss totaling $13,604, and it is reflected in the statement of income and comprehensive income for the year ended July 31, 2002.

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

Balance of account “note payable –related party” is composed of the following notes payable at July 31, 2003 and July 31, 2002.

     July31, 2003

July 31, 2002

Note payable to Acrodyne from Tyler Shaw

       $ -0-                                $ 159,123

Note-payable Delta

          -0-

    18,618

Reserve note payable Delta

             -0-

  (18,618)

Note payable Dearborn Wheels, Inc

60,000

       -0-

Note payable TICO

  3,000

       -0-

Note payable First Equity Corporation

  6,300

  6,300

Note payable Acrodyne Corporation

  7,750

  6,300

                                              Total                          $77,050                              $171,723

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

The Registrant accrued $10,000 of consulting fees owed to Harald Engels, COO of Registrant for the month of July 2003. Harald Engels was engaged by Registrant, beginning at the closing date of the purchase agreement between CPVD and TreeCAD Engineering Ltd (“TreeCAD”), as a part-time consultant and officer in the position of President of TreeSoft USA, Inc. and as a Vice Chairman of the Board of Directors and Chairman of the Executive Committee of the Registrant, operating under a consulting agreement beetween The Company and TreeCAD Engineering Ltd. The annual compensation for TreeCAD Engineering Ltd. will be charged on a time and material basis (T & M basis) and is limited to $120,000 per year.

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

Series D Preferred Convertible Stock

Four million shares of series D preferred stock of the Company are being held in escrow. They will be issued to TreeCAD Engineering, Ltd per the pursuant to the terms and conditions of the Purchase Agreement date March 25, 2003.

Rights, preferences, privileges and restrictions of the Series A and B Convertible Preferred stock.

No Dividends. Holders of the Series A and B preferred stock are not entitled to dividends on their shares of series A and B of preferred stock.

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

A.

Incentive Stock Option Plan

On October 4, 1985, the Company's board of directors authorized an Incentive Stock Option Plan covering up to 7,000,000 shares of the Company's common stock for key employees.  The board of directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options.

Note 6.    “Reserve Equity for Delta Net Assets”

A Reserve account was recorded at July 31, 2002 in the amount of $924,671 against all of ScanLine’s net assets previously acquired. The “ Reserve Equity for Delta Net Assets” includes $400,000 of reserve against the Class A Preferred Stock that was to be given to ScanLine Technologies, Inc, and $ 524,671 of reserve against Paid in Capital.

Total purchase price for the Delta CG product line of assets acquired from ScanLine was $954,985.03. This represented the total fair value of the assets received.

Allocation of purchase price to the net assets acquired was as follows:

Machinery and Equipment

$61,953.61

Fonts and Intellectual Property

300,000.00

Office Improvements

    1,875.00

Inventory-parts

309,156.42

Work-in-process/Inventory

 58,000.00

Finished goods/Inventory

           224,000.00

Total

         $954,985.03

As a consideration for Delta assets the Registrant issued 40 million shares of series A preferred stock to ScanLine, but the stock certificates were never delivered to it. (See note 13). There were forty (40) million shares of Series A preferred convertible stock held in escrow account, convertible into eighty (80) million shares of common stock. Series A of preferred convertible stock were written off as of July 31, 2003.The Registrant wasin litigation with ScanLine Technologies, Inc. This litigation was settled in early August 2004. The Company paid $87,500 settlement fee to Plaintiff.

Note 7.      Related Party Transactions

In August 1990 the Company entered into a management fee agreement with Acrodyne Corporation, a related entity, at the time, whereby the Company will pay direct labor cost plus overhead for management services rendered. Management fees expense totaled $0 and  $950 for the years ended July 31, 2003 and 2002. Thomas W. Itin, Chairman of the Company has a controlling interest in Acrodyne Corporation.

The Company currently occupies office space, at no charge, in the office of Pro Golf of America, a related entity.. The Company believes its current facilities are sufficient for its presently intended business activity.  The accounts payable, as of July 31, 2003 and 2002, include management fees owed to Acrodyne of $2,600.

In August 2003, the investments in ProGolf International, Inc, (“PGI”), ProGolf. Com, (“PG.Com”) and available for sale securities of Williams Control, Inc, (“WMCO”) were exchanged for the extinguishments of the indebtedness to Acrodyne Corporation, a related party. The investments in PGI and PG.Com were valued at cost, totaling $94,714 and $64,286 respectively. The available for sale securities, held in WMCO, had a fair market value of $13,953 on the day of the exchange. Total indebtedness of the Company to Acrodyne Corporation was $180,540. Income of $7,587 was recorded in the books of the Company as a result of this exchange.

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

Harald Engels was engaged by Registrant, beginning at the closing date of the purchase agreement between The Company and TreeCAD Engineering Ltd., as a part-time consultant and officer in the position of President of TreeSoft USA, Inc. and as a Vice Chairman of the Board of Directors and Chairman of the Executive Committee of the Registrant, operating under a consulting agreement beetween The Company and TreeCAD Engineering Ltd. at an annual compensation on a T&M basis, limited to $120,000 per year.

Andreas Küstermann and Harald Engels were elected in the position of the directors of the Registrant on March 25, 2003.

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

Pro Golf International, Inc. (PGI) a majority-owned subsidiary of Ajay Sports, Inc., was formed during 1999, and owns 100 % of the outstanding stock of Pro Golf of America, Inc. (PGoA) and a majority of the stock of ProGolf.Com, Inc. (PG.com). PGoA is the franchiser of Pro Golf Discount Retail Stores. The Registrant’s Chairman is also Chairman of Pro Golf International, Inc. ("PGI").

ProGolf. Com, Inc. (“PG.com”) is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. It is anticipated that traditional sales and distribution methods will be enhanced by the ProGolf.com Internet site. PG.com is a majority owned subsidiary of PGI. The Registrant’s Chairman is also Chairman of PG.com.

In August 2003, the investments in Pro Golf International, Inc, (“PGI”), ProGolf. Com, (“PG.Com”) and available for sale securities of Williams Control, Inc, (“WMCO”) were exchanged for the extinguishments of the indebtedness to Acrodyne Corporation, a related party.  The investments in PGI and PG.Com were valued at cost, totaling $94,714 and $64,286 respectively. The available for sale securities, held in WMCO, had a fair market value of $13,953 on the day of the exchange. Total indebtedness of the Company to Acrodyne Corporation was $180,540. Income of $7,587 was recorded in the books of the Company as a result of this exchange.

Note 12.     Contingencies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has a net loss from operations of $(66,472) for the year ended July 31, 2003, and as of July 31, 2003 had a net working capital deficit of $(133,663) and net stockholders' equity of $(133,664).

The Company had total earned income of $(66,472) and $(37,195), during the years ended July 31, 2003, 2002, and was mainly dependent upon a related party to fund its working capital for the current year. In addition, the Company anticipates additional capital from new investors in 2003, 2004. The Company’s ability to continue as a going concern is partially dependent on the success of management implementing these plans.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 13. Legal Proceedings.

ScanLine Technologies, Inc. (“ScanLine”) in July 2002 sued the Company for an alleged breach of asset purchase agreement in which ScanLine sold the so-called “Delta Assets” to the Company in exchange for the issuance of Company’s preferred stock.  ScanLine had included additional claims against the Company, as well as against individual directors, for an alleged breach of contract, fraud, misrepresentation, violation of SEC Rule 10b-5 of the Federal Securities Law and violation of Utah Securities Law.  A Third Party Complaint was subsequently filed individually by David Scull (“Scull”), a principal in ScanLine, against the Company alleging breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing for an alleged failure by the Company to compensate him for the time he served as President and CEO of the Company.  Scull had also filed a defamation claim for allegedly defamatory statements made by the Company in its public filings. Management had responded by denying these allegations, filing counterclaims against both ScanLine and Scull seeking recovery for damage done to the Company, and to recover the costs defending the case.

Discovery had been ongoing in this matter, including the depositions, which had been taken of both ScanLine and Scull, as well as the deposition of CompuSonics Video Corporation.  Neither ScanLine nor Scull could articulate a damage amount in these depositions.  The potential loss was therefore difficult to ascertain.  However, ScanLine had in the past represented the value of the Company preferred stock, which it was not paid in exchange for the Delta Assets, which still remain in possession of ScanLine, to be worth $1.5 million.  Scull had previously claimed a right to salary of approximately $225,000.00.  Discovery cut-off took place on December 31, 2003 and the trial date was set for August 7, 2004.

There was a possibility of an unfavorable outcome predicated the inherent uncertainty of litigation. The lawsuit was settled in early August 2004. The Company paid $87,500 settlement fee to Plaintiff.

Note 14. Extraordinary Item.

Write off the so-called Delta Assets and the Series A of Preferred Convertible Stock.

The Company had an agreement, effective April 2001, to buy the assets of ScanLine Technologies, Inc for the consideration of forty (40) million shares of Series A Preferred Stock convertible into eighty (80) million shares of common stock, par value $0.001 per share. Because of certain issues between the Company and the seller (“ ScanLine”), the consideration was not delivered to the seller, and the assets and Series A of preferred convertible stock are written off as of July 31, 2003. Management believes that the Company does not owe anything to ScanLine or its president, Dave Scull. Income of $30,313 from this transaction is classified as extraordinary in the statement of income and comprehensive income.

Note 15. Subsequent Events

-Issuance of new securities.

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

During October 2004, $400,000 was invested in the Company from various accredited investors through the sale of another new class of preferred convertible stock. The proceeds from this sale were used to pay off a significant portion of the outstanding liabilities of the Company, and provide sufficient working capital for the next three months following December 2004.

-Settlement of the lawsuit

ScanLine Technologies, Inc. (“ScanLine”) in July 2002 sued the Company for an alleged breach of asset purchase agreement in which ScanLine sold the so-called “Delta Assets” to the Company in exchange for the issuance of Company’s preferred stock.  ScanLine had included additional claims against the Company, as well as against individual directors, for an alleged breach of contract, fraud, misrepresentation, violation of SEC Rule 10b-5 of the Federal Securities Law and violation of Utah Securities Law.  A Third Party Complaint was subsequently filed individually by David Scull (“Scull”), a principal in ScanLine, against the Company alleging breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing for an alleged failure by the Company to compensate him for the time he served as President and CEO of the Company.  Scull had also filed a defamation claim for allegedly defamatory statements made by the Company in its public filings. Management had responded by denying these allegations, filing counterclaims against both ScanLine and Scull seeking recovery for damage done to the Company, and to recover the costs defending the case.

The lawsuit was settled in early August 2004. The Company paid $87,500 settlement fee to Plaintiff.

COMPUSONICS VIDEO CORPORATION AND SUBSIDIARIES

Schedules of Investments

At July 31, 2003 and 2002

Amount at Which

Each Portfolio of

Market Value of

Equity Security Issues

Name of Issuer

Number of

Cost of

Each Issue at

And Each Other

Title of Each

Shares or

 Each

Balance Sheet

Security Issue Carried

Issue

Units

Issue

Date

In the Balance Sheet

July 31, 2003

Common Stocks

*                                    *

Williams Controls, Inc. –0-

-0-

-0-

-0-

July 31, 2002

Common Stocks

Williams Controls, Inc. *

 27,558

$13,953

$13,953

$13,953

*See Note 2

CompuSonics Video Corporation

Valuation and Qualifying Accounts and Reserves

                                                                      Balance at the

                    Balance at the

          Beginning of Year     Changes          End of Year

For the year ending July 31, 2003

Reserve A/R for Delta Net Assets                                     $426                $(426)                 $-0-

Reserve Inventory for Delta net Assets                          436,129           (436,129)                  -0-

Reserve Net Patents for Delta Net Assets                       295,000             (295,000)                   -0-

Reserve Net Leasehold Improvements

for Delta Net Assets                                                        1,813                (1,813)                   -0-

Reserve Net Equipment for Delta Net Assets                 57,528             (57,528)                    -0-

Reserve Good Will for Delta Net Assets                        153,000           (153,000)                  -0-

Reserve N/P Delta for Delta Net Assets                         18,618            (18,618)                    -0-

Reserve A/P Delta for Delta Net Assets                              607                (607)                     -0-

Reserve Equity for Delta Net Assets                              924671          (924,671)                    -0-

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,  AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-KSB/A for the year ended July 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: November 09, 2004

Footnotes

1

2

3

4

5

6

7

8

9