Form 10QSB/A
period 2003-10-31
COMPUSONICS VIDEO CORP
filed 2004-11-10
CIK 777844

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-QSB/A

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended:                                 Commission file number:

October 31, 2003                                                   0-14200

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

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and,  (2) has been subject to such filing requirements for the past 90 days:               Yes   X     No ___

As of November 3, 2004, a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

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

13 -14

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

   10/31/03 (Unaudited)

07/31/03

Current Assets

     Cash

          $              11,375

$ 21,392

     Prepaid Expense

       5,000

0

            Total Current Assets

   11,375

21,392

            Total Assets

 $16,375

$  21,392

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

   Notes Payable to Related Entities                                                       $136,300

$77,050

   Accounts Payable and Accrued Liabilities

   33,710

34,772

   Accounts Payable and Accrued Liabilities- Related Entities

     19,188

43,233

 Total Liabilities

       189,198

155,055

Stockholders' Deficit

   Preferred Stock - Series B Convert. Stock 20,000,000 shares Authorized

     4,000,000 Shares Issued and Outstanding

       400,000

400,000

     Common Stock $.001 Par Value, 300,000,000 Shares

     Authorized, 160,006,250 Shares Issued and Outstanding

         160,006

160,006

     Additional Paid-In Capital

    692,997

692,997

     Additional Paid-In Capital-Public Warrants                                           411,000

-0-

     Accumulated Deficit

   (1,836,826)

(1,386,667)

     Total Stockholder's Deficit

      (172,823)

 (133,664)

      Total Liabilities and Stockholder's deficit

          $16,375

$ 21,391

The accompanying notes are an integral part of this financial statement

COMPUSONICS VIDEO CORPORATION AND SUBSIDIARIES

CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For three months ended October 31,

         2003

2002

Miscellaneous Income

                   0

0

                 Total Income

                   0

0

Cost of Goods Sold

                      0

0

Gross Profit

                 0

0

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

Gain (Loss) from Operations

        (37,263)

(3,158)

Gain on Exchange of Investment to Extinguish Debt from related party

0

3,552

Interest Income

               0

0

Interest Expense

              1,897

338

Warrant expense

        411,000

-0-

Total Other Income (Expense)

           (412,897)

3,215

Net Income (Loss) Before Income Taxes

        (450,160)

57

Income Tax Benefit

                           0

0

Net Income (Loss)

           $ (450,160)

$   (57)

Weighted Average Number of Common Shares

         160,006,250

 160,006,250

Net Income Per Common Share

      $   (0.002)

$    (0.000)

The accompanying notes are an integral part of this financial statement

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(Unaudited)

                               For three months ended October 31

                                                                                                               2003                           2002

Cash Flows From Operating Activities:

      Net Loss

$  (450,160)

$  57

      Adjustments to Reconcile Net Loss

      Cash Used by Operating Activities

      Gain on Exchange of Investment                                                                 0

(3,552)

      Warrant expense                               411,000

0

      (Increase) Decrease In Inventory

          0

0

      (Increase) Decrease In:

     Accounts Receivable and Accrued Assets

      (5,000)

(450)

     Accounts Payable and Accrued Liabilities

  (1,062)

 (6,772)

     Accounts Payable - Related Entity

              (24,045)

337

             Total Adjustments

      380,893

(10,437)

Net Cash (Used For) Operations

(69,267)

 (10,380)

Cash Provided by Investing Activities

    Purchase of Equipment

          0

0

    Purchase of Patents

          0

0

    Proceeds from Sale of Equipment

          0

0

    Investments

                    0

0

Net Cash (Used For) Investing Activities

          0

0

Cash Provided by Financing Activities

    Proceeds from Stock Sold

         0

0

    Payments for Notes Payable-Related

     (10,750)

0

    Proceeds from Notes Payable - Related

        70,000

10,950

Net Cash Provide by Financing Activities

        59,250

 10,950

Increase (Decrease) in Cash                                                                   (10,017)

570

Balance at Beginning of Period

             21,392

25

Balance at End of Period                                                                    $    11,375

$    594

Supplemental Disclosure of NonCash Investing and Financing Activities:

 Extinguishment of Note and Interest Payable                                $            0                        $  180,540

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

Balance of account “note payable –related party” is composed of the following notes payable at October 31, 2003 and July 31, 2003.

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

2.

$3,256 of accrued interest payable on the notes, payable to the related parties.

3.

$2,600 of accrued management fees is owed to Acrodyne Corporation, a related party.

Note 4.  Stockholders' Equity

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

Series D Preferred Convertible Stock

As of the October 31, 2003, the Company was holding in escrow the consideration for the purchase of 100% equity interest in TreeSoft USA, Inc, pending the completion of certain actions by TreeCAD Engineering , Ltd. The consideration is four million (4,000,000) class D, restricted preferred shares of the Company, convertible at a rate 1-for-22.7 into 90,800,000 shares of common stock of the Company. One million restricted shares of this consideration were held in esrow pending completion of a valid license agreement among and between TreeSoft USA, Inc and CompuSonics Video Corporation. Another one million of the same class shares were held in escrow pending development by TreeCAD of a transalation from German to English language internet home page of TreeSoft USA, Inc. The other escrowed two (2,000,000) million shares will be released from ecrow to TreeCAD as of the time the valid license agreement has been consummated and when TreeSoft USA has the translated product accurately identified fully from the German into the English language, and the product is in hand and ready to take to market. The restriction period one year starts upon issuing the shares directly.

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

 Escrow agreement the Company has with the escrow agent is attached as an Exhibit of the amended 10-KSB for July 31, 2003 .

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

Results of Operations.

Three months ended 10/31/03 compared to three months ended 10/31/02.

The Company did not incur revenues for this quarter. Net income for the three-month period ended October 31,2003 was $(450,160) compared to $57 for the three-month period ended October 31, 2002.

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

The Company recorded general and administrative expenses of $37,263 for this quarter compared to general and administrative expenses of $3,158 for the same previous quarter. This change is mainly due to the consulting fees-related parties of $19,998, and consulting fees –TreeCAD Engineering, LTD of $10,000.

The Company incurred additional compensation expense in public warrants outstanding, as a result of the increase of the company’s common stock price above the exercise price of the public warrants, on September 30, 2003, the day of the extension of their expiry. Thus, in accordance with the provisions of SFAS 123, the Company has determined the fair value of its public warrants being $411,000, as of September 30, 2003, the day of the extension of the expiry of the public warrants. The modification of terms of this award that makes it more valuable shall be treated as an exchange of an original award for a new award, resulting in additional compensation expense for the incremental difference in value. The original award was fair valued at $0, as of June 30, 2003, the day when these warrants were last extended. Thus, the incremental value of $411,000 is recognized as a warrant expense for this period ended October 31, 2003.

Liquidity and Capital Resources.

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

The Company will generate sufficient cash to support its operations during the twelve month period following the date of the financial statements being reported upon, by relying on the related parties loans, and on the capital investments through the sale of additional securities. Company’s management expects that the related parties will continue to support the Company’s operations for the following 12-month period, and that the new capital infusions will provide sufficient funds to pay off the outstanding Company’s liabilities, and support the future operations costs. From July 31, 2003 to November 3, 2004, $400,000 was invested in the Company from various accredited investors through the sale of preferred convertible stock. The proceeds from this sale were used to pay off a significant portion of the outstanding liabilities of the Company, and provide sufficient working capital for the next three months following December 2004. From July 31, 2003 to November 3, 2004, $90,000 was loaned to the Company from Dearborn Wheels, Inc, a related party. This Note was subsequently paid off, in late October 2004.

Item 3.    Controls and Procedures.

a)

Evaluation of Disclosure Controls and Procedures.

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

(a)

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended July 31, 2003 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings.

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

These facts constituted a fraudulent inducement for the consideration offered by CPVD.  Scanline and the Sculls  insisted that the consideration to be provided by CPVD be as originally offered by CPVD.   CPVD  refused to provide that consideration but  offered to rescind the contract at no cost to Scull.  Scull rejected the offer and sued and CPVD  countersued.

Discovery was ongoing in this matter, including the depositions which were taken of both ScanLine and Scull, as well as the deposition of CompuSonics Video Corporation.  Neither ScanLine nor Scull could articulate a damage amount in these depositions.  The potential loss is therefore difficult to ascertain.  However, ScanLine  represented in the past the value of the Company’s preferred stock, which it was not paid in exchange for the Delta Assets, which still remain in possession of ScanLine, to be worth $1.5 million.  Scull has previously claimed a right to a salary of approximately $225,000.00.  Discovery cut-off took placeon December 31, 2003 andthe trial date was set for August 7, 2004.

There was a possibility of an unfavorable outcome predicated upon the inherent uncertainty of litigation.    The lawsuit was settled in early August 2004. The Company paid a settlement fee of $87,500 to Plaintiff.

Item 2.     Subsequent Event.

CompuSonics Video Corporation (“CPVD”) has completed a definitive agreement with a group of investors for purchase of US$400,000 of convertible preferred stock of CPVD, restricted under Rule 144, which will be issued sometime in the near future. The private placement is intended basically to insure the launch of TreeSoft’s electrical engineering CAD (“ E-CAD”) and enterprise resource management (“ERP”) software products for the NAFTA market in USA, Canada and Mexico. These software products involving ERP and E-CAD are based on the successful German software products, ELEKTRO-OFFICE and TreeCAD.

Item 3.     Exhibits and Reports on Form 8-K:

            (a) Exhibits

                 None

            (b) Reports on Form 8-K

                 Form 8-K filed September 29, 2003 – Extending Exercise of Warrants to

                 December 31, 2003

COMPUSONICS VIDEO CORPORATION

Form 10-QSB/A

For the quarter ended October 31, 2003

Signature Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUSONICS VIDEO CORPORATION

(Registrant)

Signature s/s Thomas W. Itin

Thomas W. Itin

Title:

Chairman of the Board of Directors

President, CEO.

Date Signed: November 5, 2004.

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,  AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

     In connection with the Quarterly Report of CompuSonics Video Corporation (the "Company") on Form 10-QSB/A for the quarter ended October 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley  Act  of  2002,  that:

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

A.

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