Form 10QSB/A
period 2004-04-30
COMPUSONICS VIDEO CORP
filed 2004-11-12
CIK 777844

UNITED STATES

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

Common Stock, $.001 Par Value

---------------------------------------

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days:               Yes   X     No ___

As of November 03, 2004 a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

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
    4.3. NOTE 3:   PURCHASE OF ASSETS
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
    1.6. NOTE 10: SUBSEQUENT EVENTS
      1.6.1. Issuance of new securities.
      1.6.2. Settlement of the lawsuit
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
    4.2. .ITEM 3:   EXHIBITS AND REPORTS ON FORM 8-K:
  5. COMPUSONICS VIDEO CORPORATION SIGNATURE PAGE
  6. CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS REQUIRED BY
        SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

1. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS

(In US dollars)

ASSETS	Unaudited
	04/30/04	07/31/03
Current Assets
Cash	$ 698	$ 21,391
Total Current Assets	698	21,391
Property and Equipment
Equipment	4,975	0
Accumulated Depreciation Equipment	(225)	0
Total Property and Equipment	4,750	0
Other Assets
Licenses and Agreements	1,395,000	0
Accumulated Amortization	(7,750)	0
Total Other Assets	1,387,250	0
Total Assets	$ 1,392,698	$ 21,391
LIABILITIES AND CAPITAL
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 42,871	$ 34,772
Accounts Payable-Related Party	84,014	43,233
Notes Payable - Related Party	171,300	77,050
Total Liabilities	298,185	155,055
Capital
Preferred Stock-Series B Convertible, 20,000,000 Shares Authorized, 4,000,000 Shares Issued and Outstanding.	400,000	400,000
Preferred Stock-Series D Convertible, 20,000,000 Shares Authorized, 2,000,000 Shares Issued and Outstanding.	2,000	0
Common Stock. $0.01 Par Value, 300,000,000 Shares Authorized, 160,006,250 Shares Issued and Outstanding.	160,006	160,006
Paid-in Capital	2,085,997	692,997
Paid-in Capital Public Warrants	411,000
Accumulated Deficit	(1,964,489)	(1,386,667)
Total Capital	1,094,513	(133,664)
Total Liabilities & Capital	$ 1,392,698	$ 21,391

The accompanying notes are an integral part of this financial statement

2. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In US dollars) Unaudited

	Three Months Ended April		Nine Months Ended April
	2004	2003	2004	2003
Revenues	$ 0	$ 0	$ 0	$ 0
Total Revenues	0	0	0	0
Cost of Sales	0	0	0	0
Total Cost of Sales	0	0	0	0
Gross Profit	0	0	0	0
General and Administrative Expenses
Consulting Fees Related Party	39,088	96,658	108,230	96,658
Professional fees	2,417	5,128	34,665	20,162
Travel and Entertainment	0	0	4,275	0
Depreciation	225	0	225	0
Amortization	7,750	0	7,750	0
Other General & Administrative Expenses	205	340	4,039	446
Total Expenses	49,685	102,126	159,185	117,266
Gain (Loss) from operations	(49,685)	(102,126)	(159,185)	(117,266)
Gain on the extinguishment of debt	0	0	0	3,552
Warrant Expense	0	0	(411,000)	0
Interest Expense Related Party	(3,015)	(757)	(7,638)	(1,524)
Interest Income	0	0	0	0
Total other income (Expense)	(3,015)	(757)	(418,638)	2,028
Net Income (Loss) before income taxes	(52,700)	(102,883)	(577,823)	(115,238)
Income tax benefit	0	0	0	0
Net Income (Loss)	(52,700)	(102,883)	(577,823)	(115,238)
Weighted average Number of Common Shares	160,006,250	160,006,250	160,006,250	160,006,250
Basic Earnings per Share	$ (0.000)	$ (0.001)	$ (0.003)	$ (0.001)
Adjusted Weighted Average Shares	290,806,250	200,006,250	290,806,250	200,006,250
Diluted Earnings per Share	$ (0.000)	$ (0.001)	$ (0.003)	$ (0.001)

The accompanying notes are an integral part of this financial statement

3. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONSOLODATED STATEMENTS OF CASH FLOWS

 (In US dollars) Unaudited

	For nine months ended April 30
	2004	2003
Cash Flows From Operating Activities
Net Loss	$ (577,823)	$ (115,238)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities
Unrealized (Gain) Loss on investments.	0	(3,552)
Depreciation	225	0
Amortization	7,750	0
Warrant Expense	411,000	0
(Increase) Decrease In:
Accounts Receivable and Accrued Assets	0	0
Increase (Decrease) In:
Accounts Payable and Accrued Liabilities	8,099	4,205
Accounts Payable-Related Party	40,781	98,182
Total Adjustments	467,855	98,835
Net Cash (Used For) Operations	(109,968)	(16,403)

Cash Provided by Investing Activities
Purchase of Equipment	(4,975)	0
Net Cash (Used For) Investing Activities	(4,975)	0

Cash Provided by Financing Activities
Proceeds for Notes Payable	0	0
Proceeds from Notes Payable - Related Party	94,250	16,450
Net Cash Provided by Financing Activities	94,250	16,450
Increase (Decrease) in Cash	(20,693)	47
Balance at July 31, 2003	21,391	25
Balance at April 30, 2004	$ 698	$ 72
Non Cash Transactions

Purchase of License Agreement

         $  1,395,000                     $               0

The accompanying notes are an integral part of this financial statement

4. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.1. NOTE 1:  INTERIM FINANCIAL STATEMENTS.

The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries (“ the Company”) have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and the nine-month period ended April 30, 2004 and 2003; the Company's financial position at April 30, 2004 and July 31, 2003; and the cash flows for the nine-month period ended April 30, 2004 and 2003. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB/A. Therefore, these financial statements should be read in conjunction with the Company's July 31, 2003 Form 10-KSB.

The results for the three-month and the nine-month period ended April 30, 2004 are not necessarily indicative of future financial results.

4.2. NOTE 2:  EQUIPMENT

Equipment is stated at cost.  Depreciation is computed for financial reporting purposes on a straight-line basis over an estimated life.

4.3. NOTE 3:  PURCHASE OF ASSETS

As of March 31, 2004, the Company added to its consolidated books the new subsidiary called TreeSoft USA, Inc.

On March 31, 2004, the Company delivered to TreeCAD Engineering, Ltd, a company domiciled in Cyprus, two million shares of Class D Restricted Convertible Preferred Stock. The shares of the above stock were held in escrow contingent upon the completion of a valid license agreement between TreeCAD Engineering, Ltd and TreeSoft USA, Inc, and pending development by TreeCAD of the translation from German to English internet home page of TreeSoft USA, Inc. TreeCAD Engineering. Ltd has fulfilled the above requirements, and is the legitimate owner of Class D Convertible Preferred Stock of the Company. The other two million shares of the same type of stock are being held in escrow, contingent upon fulfillment of certain other requirements, as being stated in the purchase agreement dated March 25, 2003.

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

Currently the value of the above asset is $1,395,000. The acquisition cost of TreeSoft USA, Inc and therefore the value of this intangible asset are subject to adjustment pending the other release of the consideration held in escrow to TreeCAD Engineering, Ltd.

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

Escrow agreement the Company has with the escrow agent is attached as an Exhibit in the amended 10-KSB for July 31, 2003 .

TreeCAD is able to vote the shares while they are held in escrow. This provision is not included in the Purchase Agreement of March 25, 2003, but it was approved unanimously by all the directors of the Company in May 19, 2004 Board of Directors Meeting. There is an addendum to the Purchase Agreement reflecting this resolution.

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

1.5. NOTE 9: NON CASH FLOW TRANSACTIONS

The Company recorded the (2) two million shares of Preferred Convertible Stock, par value $0.001 per share, issued to TreeCAD Engineering, Ltd. Value of License Agreement is recorded at $1,395,000. The difference of $1,393,000 is credited to Paid in Capital in the Equity section on the face of the balance sheet.

1.6. NOTE 10: SUBSEQUENT EVENTS

1.6.1. Issuance of new securities.

During October 2004, $400,000 was invested in the Company from various accredited investors through the sale of another new class of preferred convertible stock. The proceeds from this sale were used to pay off a significant portion of the outstanding liabilities of the Company, and provide sufficient working capital for the next three months following December 2004.

1.6.2. Settlement of the lawsuit

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

The Company recorded $7,750 in license agreement amortization expense for this quarter, starting on March 31, 2004.

2.1.2. Results of Operations.

   Nine-months ended April 30, 2004 compared to nine-months ended April 30, 2003.

The Company did not earn revenues for this period.

The Company incurred $108,230 of consulting fees owed to the related parties, including First Equity Corporation, Dearborn Wheels, Inc, and TreeCAD Engineering, Ltd, for this period ending April 30, 2004 compared to $96,658 of consulting fees incurred in the previous period. The Company is engaged in separate consulting agreements, with the above parties.

Consulting fees expense includes:

April 30, 2004

April 30, 2003

Consulting fees –TreeCAD Engineering, Ltd

$48,236

$10,000

Consulting fees – First Equity Corporation

29,997

43,329

Consulting fees – Dearborn Wheels, Inc

    29,997

43,329

Total

$108,230

$96,658

The Company incurred $34,665 of professional fees during this period, including legal and accounting fees, compared to $20,162 of professional fees incurred in the previous period. The change is manly due to increase in the legal fees due to the Company’s involvement in the legal proceedings. (See 6.1)

The Company paid $4,275 in travel expenses for this period compared to $0 of travel expenses for the previous period. This increase in the above expenses is mainly due to increase in business trips of the officers of the Company, as a result of involvement in the legal proceedings.

Interest expense to the related parties totaled $7,638 this period compared to $1,524 of interest expense incurred in the previous period. The change is due to the increase in the balance of notes payable to related parties.

The Company incurred $4,039 in other general and administrative expenses for this current period including; advertising, dues and subscriptions, business meals, bank charges etc. Other general and administrative expenses for the previous period were $446. The change is mainly due to increase in advertising and subscription expenses, incurred in relation to the introduction of the prospective German CAD software.

No extinguishments of debts occurred during this nine-month period ending April 30, 2004, compared to $3,552 of gain from the extinguishments of debts in the period ending April 30, 2003.

The Company recorded $225 in depreciation expense for this period as a result of the new assets purchased in January and March of 2004. No depreciation expense occurred during the last year’s same period.

The Company recorded $7,750 in license agreement amortization expense for this period, starting on March 31, 2004. No amortization expense occurred during the previous period ended April 30, 2003.

The Company incurred additional compensation expense in public warrants outstanding, as a result of the increase of the company’s common stock price above the exercise price of the public warrants, on September 30, 2003, the day of the extension of their expiry. Thus, in accordance with the provisions of SFAS 123, the Company has determined the fair value of its public warrants being $411,000, as of September 30, 2003, the day of the extension of the expiry of the public warrants. The modification of terms of this award that makes it more valuable shall be treated as an exchange of an original award for a new award, resulting in additional compensation expense for the incremental difference in value. The original award was fair valued at $0, as of June 30, 2003, the day when these warrants were last extended. Thus, the incremental value of $411,000 was recognized as a warrant expense for the period ended October 31, 2003. No incremental value is recognized on March 31, 2004, the day they were last extended, because the FMV of these warrants is lower than $411,000 on March 31, 2004.

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

The Company is anticipating the first revenues from the sale of TreeSoft USA products in late summer of 2005. The major source for revenues for the first five years will be the licensing business (software sales business). With an increasing saturation of the software market the revenues from the Software Maintenance contracts will become more and more important. The Company’s management expects, that the revenues from services will equal the revenues from the licensing business in about ten years. The ERP/CRM software represents the most attractive licensing business. Through a network of specialized resellers the ERP/CRM product will successfully be distributed to the customers. Management is working diligently to accomplish this new ambitious project.

Borrowings from the related parties will continue in the future. Notes Payable to the related parties will continue to be renewed, as an important cash funding solution.

.

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

3.1.2. Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2004 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

4. PART II.  OTHER INFORMATION

4.1. ITEM 1:  LEGAL PROCEEDINGS.

ScanLine Technologies, Inc. (“ScanLine”) in July 2002 sued the Company for an alleged breach of an asset purchase agreement in which ScanLine sold the so-called “Delta Assets” to the Company in exchange for the issuance of the Company’s preferred stock. ScanLine included additional claims against the Company, as well as against individual directors, for an alleged breach of contract, fraud, misrepresentation, violation of SEC Rule 10b-5 of the Federal Securities Law and violation of Utah Securities Law. A Third Party Complaint was subsequently filed individually by David Scull (“Scull”), a principal in ScanLine, against the Company alleging breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing for an alleged failure by the Company to compensate him for the time he served as President and CEO of the Company. Scull also filed a defamation claim for allegedly defamatory statements made by the Company in its public filings. Management responded by denying these allegations, filing counterclaims against both ScanLine and Scull seeking recovery for damage done to the Company, and to recover the costs defending the case.

CPVD relied on financial statements submitted by Dave Scull, Carla Scull and Scanline. The value of the assets being acquired was overstated by at least twice.

Misrepresented were the volume of sales being currently made as well as value of equipment and parts inventory. Also, financial statements were presented as having been prepared under GAAP. The consideration offered was thus a misrepresentation for which presently CPVD seeks relief and has filed a counterclaim for damages.

These facts constituted a fraudulent inducement for the consideration offered by CPVD. Scanline and the Sculls insisted that the consideration to be provided by CPVD be as originally offered by CPVD. CPVD refused to provide that consideration but has offered to rescind the contract at no cost to Scull. Scull rejected the offer.

Discovery was ongoing in this matter, including the depositions which have been taken of both ScanLine and Scull, as well as the deposition of CompuSonics Video Corporation. Neither ScanLine nor Scull could articulate a damage amount in these depositions. The potential loss was therefore difficult to ascertain. However, ScanLine has in the past represented the value of the Company’s preferred stock, which it was not paid in exchange for the Delta Assets, which still remain in possession of ScanLine, to be worth $1.5 million. Scull has previously claimed a right to a salary of approximately $225,000.00.

 The trial date was scheduled for August 9, 2004.

The lawsuit was settled in early August 2004. The Company paid a settlement fee of $87,500 to Plaintiff.

4.2. .ITEM 3:  EXHIBITS AND REPORTS ON FORM 8-K:

            (a) Exhibits

                 None

            (b) Reports on Form 8-K

                 Form 8-K filed on April 15, 2004 – Item 5. Other events.

5. COMPUSONICS VIDEO CORPORATION SIGNATURE PAGE

Form 10-QSB/A

For the quarter ended April 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUSONICS VIDEO CORPORATION & SUBSIDIAIRES

(Company)

November 11, 2004       /s/ Thomas W. Itin     Chairman of the Board of Directors, President, CEO

                                      Thomas W. Itin

.

6. CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS REQUIRED BY

   SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CompuSonics Video Corporation (the "Company") on Form 10-QSB/A for the quarter ended April 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

November 11, 2004   /s/ Thomas W. Itin   Chief Executive Officer and Chief Financial Officer

                                Thomas W. Itin

#