Form 10QSB/A
period 2004-01-31
COMPUSONICS VIDEO CORP
filed 2004-11-15
CIK 777844

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

Common Stock, $.001 Par Value

---------------------------------------

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days:               Yes   X     No ___

As of November 12, 2004 a total of 160,006,250 shares of common stock, $.001 par value, were outstanding.

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
      4.5.3. Series D Preferred Convertible Stock
    4.6. NOTE 6: SUBSEQUENT EVENTS.
      4.6.1. Issuance of new securities
      4.6.2. Settlement of the lawsuit
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
    5.2. .ITEM 3:   EXHIBITS AND REPORTS ON FORM 8-K:
  6. COMPUSONICS VIDEO CORPORATION SIGNATURE PAGE
  7. CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS REQUIRED BY
        SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

1. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS

(In US dollars)

ASSETS	Unaudited
	01/31/04	07/31/03
Current Assets
Cash	$11,178	$21,392
Total Current Assets	11,178	21,392
Total Assets	$11,178	$21,392

LIABILITIES AND CAPITAL
Current Liabilities
Accounts Payable and Accrued Liabilities	$45,752	$34,772
Accounts Payable-Related Party	41,913	43,233
Notes Payable - Related Party	171,300	77,050
Total Liabilities	258,965	155,055

Capital
Preferred Stock-Series B Convertible, 20,000,000 Shares Authorized, 4,000,000 Shares Issued and Outstanding.	400,000	400,000
Common Stock. $0.01 Par Value, 300,000,000 Shares Authorized, 160,006,250 Shares Issued and Outstanding.	160,006	160,006
Additional Paid-in Capital	692,997	692,997
Additional Paid-in Capital Public Warrants	411,000
Accumulated Deficit	(1,911,790)	(1,386,667)
Total Capital	(247,787)	(133,664)
Total Liabilities & Capital	$11,178	$21,391

The accompanying notes are an integral part of this financial statement

2. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In US dollars) Unaudited

	Three Months Ended		Six Months Ended
	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003
Revenues	$0	$0	$0	$0
Total Revenues	0	0	0	0
Cost of Sales	0	0	0	0
Total Cost of Sales	0	0	0	0
Gross Profit	0	0	0	0
General and Administrative Expenses
Consulting Fees Related Party	39,144	0	69,142	0
Professional fees	23,917	11,916	32,248	15,034
Travel and Entertainment	3,664	0	4,275	0
Other General & Administrative Expenses	511	66	3,835	106
Total Expenses	67,237	11,982	109,500	15,140
Gain (Loss) from operations	(67,237)	(11,982)	(109,500)	(15,140)
Gain on the extinguishment of debt	0	0	0	3,552
Warrant expense	0	0	(411,000)	0
Interest Expense Related Party	(2,727)	(430)	(4,624)	(767)
Interest Income	0	0	0	0
Total other income (Expense)	(2,727)	(430)	(415,624)	2,785
Net Income (Loss) before income taxes	(69,964)	(12,412)	(525,124)	(12,355)
Income tax benefit	0	0	0	0
Net Income (Loss)	(69,964)	(12,412)	(525,124)	(12,355)
Weighted average Number of Common Shares	160,006,250	160,006,250	160,006,250	160,006,250
Net Income (Loss) Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of this financial statement

3. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONSOLODATED STATEMENTS OF CASH FLOWS

 (In US dollars) Unaudited

	For six months ended January 31 January 31
	2004	2003
Cash Flows From Operating Activities
Net Loss	$(525,124)	$(12,354)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities
Unrealized (Gain) Loss on investments.	0	(3,552)
Warrant Expense	411,000
(Increase) Decrease In:
Accounts Receivable and Accrued Assets	0	(450)
Increase (Decrease) In:
Accounts Payable and Accrued Liabilities	2,519	2,822
Accounts Payable-Related Party	7,141	767
Total Adjustments	420,660	(413)
Net Cash (Used For) Operations	(104,464)	(12,767)
Cash Provided by Investing Activities
Purchase (Disposed )of Equipment	0	0
Proceeds used for Investments	0	0
Investments	0	0
Net Cash (Used For) Investing Activities	0	0
Cash Provided by Financing Activities
Proceeds for Notes Payable	0	0
Proceeds from Notes Payable - Related Party	94,250	13,050
Net Cash Provided by Financing Activities	94,250	13,050
Increase (Decrease) in Cash	(10,214)	283
Balance at July 31, 2003	21,392	25
Balance at January 31, 2004	$11,178	$307

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

4.5.3. Series D Preferred Convertible Stock

As of the January 31, 2004, the Company was holding in escrow the consideration for the purchase of 100% equity interest in TreeSoft USA, Inc, pending the completion of certain actions by TreeCAD Engineering , Ltd. The consideration is four million (4,000,000) class D, restricted preferred shares of the Company, convertible at a rate 1-for-22.7 into 90,800,000 shares of common stock of the Company. One million restricted shares of this consideration were held in esrow pending completion of a valid license agreement among and between TreeSoft USA, Inc and CompuSonics Video Corporation. Another one million of the same class shares were held in escrow pending development by TreeCAD of a transalation from German to English language internet home page of TreeSoft USA, Inc. The other escrowed two (2,000,000) million shares will be released from ecrow to TreeCAD as of the time the valid license agreement has been consummated and when TreeSoft USA has the translated product accurately identified fully from the German into the English language, and the product is in hand and ready to take to market. The restriction period one year starts upon issuing the shares directly.

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

4.5.3.1. Public Offering of Common Stock

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

4.5.3.2. Incentive Stock Option Plan

On October 4, 1985, the Company's Board of Directors authorized an Incentive Stock Option Plan covering up to 7,000,000 shares of the Company's common stock for key employees. The Board of Directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options.

4.6. NOTE 6: SUBSEQUENT EVENTS.

4.6.1. Issuance of new securities

On March 31, 2004, the Company released the first two million shares of preferred convertible stock, class “D” held in escrow, to TreeCAD Engineering, Ltd (“TreeCAD”). TreeCAD has fulfilled the requirements of the purchase agreement dated March 25, 2003, related to the release of those shares, which fulfillment entitle TreeCAD to the right of receiving the undersigned shares of preferred convertible stock.

During October 2004, $400,000 was invested in the Company from various accredited investors through the sale of another new class of preferred convertible stock. The proceeds from this sale were used to pay off a significant portion of the outstanding liabilities of the Company, and provide sufficient working capital for the next three months following December 2004.

4.6.2. Settlement of the lawsuit

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

The Company incurred additional compensation expense in public warrants outstanding, as a result of the increase of the company’s common stock price above the exercise price of the public warrants, on September 30, 2003, the day of the extension of their expiry. Thus, in accordance with the provisions of SFAS 123, the Company has determined the fair value of its public warrants being $411,000, as of September 30, 2003, the day of the extension of the expiry of the public warrants. The modification of terms of this award that makes it more valuable shall be treated as an exchange of an original award for a new award, resulting in additional compensation expense for the incremental difference in value. The original award was fair valued at $0, as of June 30, 2003, the day when these warrants were last extended. Thus, the incremental value of $411,000 was recognized as a warrant expense for the period ended October 31, 2003. No incremental value is recognized on December 31, 2003, the day they were last extended, because the FMV of these warrants is lower than $411,000 on December 31, 2003.

4.7.3. Liquidity and Capital Resources.

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

CompuSonics Video Corporation (“CPVD”) has completed a definitive agreement with a group of investors for purchase of US $400,000 of convertible preferred stock of CPVD, restricted under Rule 144, which was issued  in October 2004 . The private placement is intended basically to insure the launch of TreeSoft’s electrical engineering CAD (“E-CAD”) and enterprise resource management (“ERP/CRM”) software products for the NAFTA market in USA, Canada and Mexico. These software products involving ERP/CRM and E-CAD are based on the successful German software products, ELEKTRO-OFFICE and TreeCAD. From July 31, 2003 to November 3, 2004, $400,000 was invested in the Company from various accredited investors through the sale of preferred convertible stock. The proceeds from this sale were used to pay off a significant portion of the outstanding liabilities of the Company, and provide sufficient working capital for the next three months following December 2004.

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

4.8.2. Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2004 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Misrepresented were the volume of sales being currently made as well as value of equipment and parts inventory. Also, financial statements were presented as having been prepared under GAAP. The consideration offered was thus a misrepresentation for which presently CPVD seeked relief and filed a counterclaim for damages.

These facts constituted a fraudulent inducement for the consideration offered by CPVD. Scanline and the Sculls have insisted that the consideration to be provided by CPVD be as originally offered by CPVD. CPVD refused to provide that consideration but has offered to rescind the contract at no cost to Scull. Scull rejected the offer.

Discovery was ongoing in this matter, including the depositions, which have been taken of both ScanLine and Scull, as well as the deposition of CompuSonics Video Corporation. Neither ScanLine nor Scull could articulate a damage amount in these depositions. The potential loss is therefore difficult to ascertain. However, ScanLine had in the past represented the value of the Company’s preferred stock, which it was not paid in exchange for the Delta Assets, which still remain in possession of ScanLine, to be worth $1.5 million. Scull has previously claimed a right to a salary of approximately $225,000.00.

 The trial date was scheduled for August 9, 2004.

.

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

Form 10-QSB/A

For the quarter ended January 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUSONICS VIDEO CORPORATION & SUBSIDIAIRES

(Company)

November 12, 2004       /s/ Thomas W. Itin     Chairman of the Board of Directors, President, CEO

                                      Thomas W. Itin

.

7. CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS REQUIRED BY

   SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CompuSonics Video Corporation (the "Company") on Form 10-QSB/A for the quarter ended January 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

November 12, 2004   /s/ Thomas W. Itin   Chief Executive Officer and Chief Financial Officer

                                Thomas W. Itin

#