Form 10KSB
period 2004-07-31
COMPUSONICS VIDEO CORP
filed 2004-11-16
CIK 777844

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

                                                               For the fiscal year ended:

             Commission file number:

                                                                       July 31, 2004

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

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark whether CPVD (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and,  (2) has been subject to such filing  requirements for the past 90 days:   Yes   X        No

As of November 03, 2004, a total of 160,006,250 shares of common stock, $.001 par value, were issued and outstanding, 4,000,000 shares of Class B Preferred Convertible Stock, 2,000,000 shares of Class D Preferred Convertible Stock, and 24,000,000 shares of Class E Preferred Convertible Stock were issued and outstanding and the aggregate market value of the voting stock including the preferred voting shares, held by non-affiliates of the Company was approximately $8,890,406 based on the average of the bid and asked prices as of, November 03, 2004 of $0.033 as reported by the Over-The-Counter Bulletin Board (OTCBB).

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by us in fiscal year 2004, which runs from August 1, 2004 to July 31, 2005.

Table of Contents

  Part 1
    Item 1. Business
      General
    ITEM 2.
    PROPERTIES
    ITEM 3.
    LEGAL PROCEEDINGS
    ITEM 4.
    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
    ITEM 5.
    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS
    ITEM 6.
    SELECTED FINANCIAL DATA
    ITEM 7
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      Liquidity and Capital Resources
      Results of Operations
    ITEM 8.
    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    ITEM 8.A
    CONTROLS AND PROCEDURES
    ITEM 9.
    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING   AND FINANCIAL DISCLOSURE
  PART III
    ITEM 10.
    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
    ITEM 11
    EXECUTIVE COMPENSATION
    ITEM 12.
    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    ITEM 13.
    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  PART IV
    ITEM 14.
    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
    COMPUSONICS VIDEO CORPORATION & SUBSIDIARIESCONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
    COMPUSONICS VIDEO CORPORATION & SUBSIDIARIESCONSOLIDATED STATEMENTS OF CASH FLOWS
    COMPUSONICS VIDEO CORPORATION & SUBSIDIARIESNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Note 1.
      Significant Accounting Policies
      Note 3.
      Notes Payable and Notes Receivable
      Note 4.
      Accounts payable and Accrued Liabilities-Related Party.
      Note 5.
      Stockholders' Equity
      Note 6.
      Related Party Transactions
      Note 7.
      Cash Flows Disclosure
      Note 8.
      Change in Management
      Note 9.
      Use of Estimates
      Note 10.
      Investments
      Note 11.
      Contingencies
      Note 12.
      Legal Proceedings.
      Note 13.
      Extraordinary Item.
      Note 14.
      Subsequent Events
    CERTIFICATION   PURSUANT   TO 18   USC,   SECTION   1350,   AS   ADOPTED PURSUANT   TO SECTIONS   302   AND   906   OF   THE SARBANES-OXLEY   ACT   OF   2002

Part 1

Item 1. Business

General

CompuSonics Video Corporation is a technology development and distribution company with two different business contents:

1)

Intellectual Property Business
We own several patents in the field of audio and video data digitalisation and compression. Our principal activities since inception in 1985 have been devoted to obtaining equity capital and entering joint ventures for the commercialisation or licensing of our audio and video data digitalising and compression patents and for the development and manufacture of audio and video devices using this technologies.

2)

Software Business
With our fully owned subsidiary Treesoft USA, Inc. we develop, market and service computer software which assists our customers to manage and develop their business and control their operations. Our products are targeting the small business markets of CRM, ERP and E-CAD software and related services. The software is supported on several different server operating systems, including Windows, Linux, Unix and Mac Os X.

We were incorporated in 1985 as a Colorado corporation and are the successor to operations originally begun in 1983. Our principal executive offices are located at 32751 Middlebelt Road, Farmington Hills, Michigan and our telephone number is 248-851-5651. Our web site is www.cpvd.com. Information posted on our website is not incorporated into this Annual Report.

Patents

General

During the last 2 decades CompuSonics Video Corporation (CPVD) applied successfully for several patents and maintained in 1985 from CompuSonics Corporation, Inc. inherited patents with diligence. CPVD owns valid and expired patents in the U.S. and other number of countries. CPVD believes, that CPVD the Company's patents still represent an important and valuable asset, even the expired patents, because the limitation period for patent infringement litigation is 6 years after the patent holder becomes aware of an infringement. In the past CPVD the company hadn't sufficient resources to pursue potentially infringements in an appropriate manner.

During the last years the U.S. jurisprudence acclaimed increasingly the value and justification of intellectual property. This development seems important for the Company in its willingness to protect the rights of the Company's shareholders. In the past the Company wasn't successful to obtain sufficient capital for claiming its intellectual property against the powerful companies, which may have infringed upon the rights of CPVD. The increasing acceptance of intellectual property as an asset and the willingness of the jurisprudence and courts to protect these rights are changing the situation for CPVD. Consequently an increasing number of lawyer firms is willing now to cooperate on a provision basis. CPVD believes that its video data compression is valuable, possibly comparable with compression formats like JPEG. The management and Board of Directors is prepared and willing to cooperate in 2005 with experienced partners and lawyer firms to enforce the rights of its shareholders.

CPVD considers the following owned and maintained patents as important for the shareholder value:

U.S. PATENT No. 4,472,743
AUDIO DIGITAL RECORDING AND PLAYBACK SYSTEM

U.S. PATENT No. 4,636,876
AUDIO DIGITAL RECORDING AND PLAYBACK SYSTEM

U.S. PATENT No. 4,682,248
AUDIO DIGITAL RECORDING AND PLAYBACK SYSTEM

CANADIAN PATENT No. 1,237,520
AUDIO DIGITAL RECORDING AND PLAYBACK SYSTEM

UK PATENT No. 0140957
AUDIO DIGITAL RECORDING AND PLAYBACK SYSTEM

JAPAN PATENT No. 2053230
AUDIO DIGITAL RECORDING AND PLAYBACK SYSTEM

GERMAN PATENT No. DE3486044
AUDIO DIGITAL RECORDING AND PLAYBACK SYSTEM

FRENCH PATENT No. 0140957
AUDIO DIGITAL RECORDING AND PLAYBACK SYSTEM

EUROPEAN PATENT No. EPO 140957A1
AUDIO DIGITAL RECORDING AND PLAYBACK SYSTEM
(originally designated to: AT BE CH DE FR GB LI LU NL SE)

U.S. PATENT No. 4,682,248
AUDIO AND VIDEO DIGITAL RECORDING AND PLAYBACK SYSTEM

U.S. PATENT No. 4,755,889
AUDIO AND VIDEO DIGITAL RECORDING AND PLAYBACK SYSTEM

CANADIAN PATENT No. 518,409
AUDIO DIGITAL RECORDING AND PLAYBACK SYSTEM

JAPAN PATENT No. 2596420
AUDIO AND VIDEO DIGITAL RECORDING AND PLAYBACK SYSTEM

EUROPEAN PATENT No. EPO 237561A4
AUDIO DIGITAL RECORDING AND PLAYBACK SYSTEM
(originally designated to: AT BE CH DE FR GB LI LU NL SE)

In 2002 the company discontinued the perpetuation of several audio patents in Europe.

CPVD was a pioneer in the development of data compression and reduction technologies which are widely used today in the majority of video devices like video camcorders, video software, browsers, digital cameras, digital still image devices, personal digital assistants (PDA's), cellular telephones that download images, scanners, video surveillance systems, video conferencing and video data transmitting systems. Streaming video in the Internet is unimaginable without video data compression, data reduction and transmission of these data.
Decisive for potentially patent infringements is the 3rd party use of the video data compression, frame interpolation and prediction method algorithms which are described in the Company's patents AUDIO AND VIDEO DIGITAL RECORDING AND PLAYBACK SYSTEM and implemented in its manufactured devices.

The usefulness of the audio compression technology was demonstrated in 1985 with the introduction of the digital audio recorder CompuSonics DSP-1000, which was the world's first tapeless consumer audio digital recorder using computer disks for data storage.

The effectiveness of the Company's patented algorithms was proven with the Digilist System 1300 devices which were build and operated successfully in 1990 using the patented video data compression, reduction and transmission technology. For the development of the Digilist System 1300 in 1990 the Company closed a joint venture, license and marketing agreement with Qualex Inc. Durham, North Carolina. Qualex was then a partially owned subsidiary of Kodak, and is now 100% owned by Kodak.

Technology

In the late 1980s and early 1990s, the Company had developed and improved the "CSX DIGITAL SIGNAL PROCESSING SYSTEM", based on patents in which it had an interest, to digitize video images, compress video images, record or transmit video images and decompress and playback these digital data on a monitor. At that time, digitizing, compressing and random access capabilities represented significant improvements over conventional analog audio and video recorders. Conventional analog video recorders convert electrical impulses representing visual images into waveforms, which were then stored on magnetic tape or disk. On playback, waveforms were converted back into electrical impulses, which were converted to visual images through a television monitor or similar device. In an analog system, the accuracy of the reproduced image is dependent upon the quality of the recording medium, as well as the quality of the playback system itself. Further, the noise generated by the surface defects on the tape or disk was apparent when the image was played back. Advances in computer technology, particularly in digital memory devices, have been applied in the development of both audio and video digital recording and playback systems.
CompuSonics Corporation, in 1985 owner of 7.1% of the Common Stock of CPVD, had produced audio digital systems that utilize microcomputer chips to record and reproduce audio signals using its proprietary digital audio technology, known as CSX. CPVD had exclusive license to utilize the audio part of the CSX technology in the development and production of its products and business operations. In CPVD's system that it had developed, video signals would be converted into numerical data representing video images. Data would then be stored in a temporary buffer memory. Each video frame image would be processed, through CSX technology, to reduce the amount of data to the minimum required to produce an image for playback closely resembling the image as initially recorded. The compressed data representing the video image would be stored on a computer information storage medium.  Playback of the digital data would occur on a monitor with a compatible signal receiving capability.

Currently CPVD has no revenue from its patents.

Software Business

General

The development of the software business is the Company's main activity.

In March 2003 CPVD acquired Treesoft USA, Inc. from TreeCAD Engineering Ltd. Cyprus, the international distribution partner firm of the German Treesoft GmbH & Co. KG, which is the primary manufacturer of the TreeSoft Office CRM/ERP and TreeCAD Electrical-CAD software product family.

Treesoft USA, Inc. is a U.S. software corporation, providing leading edge CRM (Customer Relationship Management) software, ERP (Enterprise Resource Planning) software and E-CAD (Electrical-CAD) software and related services to small and midsize enterprises (SMB Software).

Treesoft USA, Inc. owns the NAFTA (USA, Canada and Mexico) market distribution rights for the international TreeCAD Engineering Ltd. products Treesoft Office and TreeCAD. This is the only asset currently owned by Treesoft USA. For the distribution of the business software 10 % royalties are payable to TreeCAD Engineering Ltd. TreeCAD Engineering plans, translates, localizes, adapts and customizes for Treesoft USA the German software, mainly provided by Treesoft GmbH & Co. KG in Germany. Additionally TreeCAD Engineering Ltd.  provides the support for the products of TreeSoft USA. Treesoft USA is located in Farmington Hills, Michigan (Detroit area).

Because Treesoft USA operations were in the development stages and they had not commenced planned principal operations prior to the acquisition by CPVD, and the only asset that Treesoft USA had was the exclusive NAFTA distribution license for the TreeCAD products, this acquisition of TreeSoft USA by CPVD is treated as a purchase of assets under FASB rules. As of November 2, 2004, the Company has recorded the license value of $1,395,000 equal to the FMV of the two million shares of preferred convertible stock issued to TreeCAD in March 2004. The other two million shares of the same class of stock are being held in escrow pending completion of certain requirements by TreeCAD Engineering Ltd.

Major Product Families

Treesoft USA markets and services mainly three product families:

1)

Treesoft Office (formerly named Better!Office)

2)

Open Source Business Suite

3)

TreeCAD

Treesoft Office

Treesoft Office is a proprietary business software product line, which is intended to provide small und mid-size businesses with an highly integrated solution to manage and control a broad range of fundamental businesses processes. The following Treesoft Office modules are the main products in this product line:

1.

Treesoft CRM (first release was completed for September 2004)

2.

Treesoft ERP (first release scheduled for summer 2005)

These products are supplemented by several modules and add-ons, which can be used to customize these solutions. Examples of these supplemental add-ons are: Document Management Module, Knowledge Management Module and the Software Vendor Module (this is a specialized customization for Software Reseller which helps to manage software customers and all related information, e.g. serial numbers and CD-keys).

Treesoft CRM:

The Treesoft CRM software supports companies and organizations to collect, enter and manage most kind of sales, service and marketing data. CPVD believes that the use of Treesoft CRM fosters small businesses realizing benefits far beyond of operating common contact management software. Treesoft CRM makes real Customer Relationship Management and innovative marketing possible and affordable for small businesses. The CRM empowers its users to get control over all their address data, contact information, documents as well as sales, service and information distribution processes. Additionally important tools and information are provided to develop customized marketing campaigns and track all associated activities.
Treesoft CRM is scalable and offered in several stages of expansion, starting with the low-cost single-user Personal Line up to the Enterprise Premium Line for networks with 100 concurrent users.

The first release of this product line is offered since October 2004, following completion of the development in September 2004.

Treesoft ERP:

Treesoft ERP is mainly designed for project businesses, e.g. electrical contractors. This product shows its potency where precise calculation, total control over the flow of material and transparency of used labor time is imperative. The CRM is integrated in the ERP  automatically if both applications are used on the same server.

The first release of this product line will be offered in summer 2005.

Enterprise Database Technology:

Our product developments are based on a SQL client-server enterprise computing architecture. Database servers manage the underlying business information, while application servers run the business applications. A powerful SQL server architecture is typically managed by costly professional information technology managers. We believe that our low-maintenance database server design helps our customers better control installation, maintenance and training costs associated with a modern information technology infrastructure.
Our supplied enterprise database software provides our customers with a scalable, reliable and matured high-performance database, which offers all features of a real enterprise database e.g. triggers, stored procedures, data replication, backup during operational use and more.
The used SQL database technology is derived from the Interbase 6 SQL database technology which was published under the Interbase Public License from Borland Software Corporation, Scotts Valley, CA in year 2000 and has the advantage to constitute in connection with CPVD's proprietary software a very cost-effective solution for our customers.
The SQL server modules are available for Linux, Windows, Mac OS X and many Unix server operating systems. The client modules are designed currently for the Windows operating system running on workstations.

Open Source Business Suite:

Open Source Software is built and enhanced through public collaboration. It is free in that it gives the user unrestricted access to the source code and unrestricted rights to use the software. Open Source Software is widely used in many successful companies and is the matter from what the Internet is built. If you are using the Internet, Google or Yahoo users can be sure to use Open Source Software.

The benefit of Open Source Software for users is that the software is cost free, often innovative and powerful. Products like Mozilla, Firefox and Open Office are getting more and more attention of companies which have to save money and want to improve the stability, security and quality of implementation and integration in their business processes. Instead of spending year by year huge amounts of money for sofware licensing this money can be used to implement Open Source Software and producing end-results which provide companies with a much more efficient and cost-effective computing infrastructure.

Many big companies are aware of these benefits and are using Open Source Software increasingly. Most small companies are overstrained to obtain a clear orientation which Open Source Software products are well suited for their requirements and work together seamlessly.

Treesoft USA provides these companies with selected Open Source Software product information, products, implementation and user support, manuals, trainings and a seamless integration in CPVD's propietary commercial products. A typical small or mid-size business is able to save several thousand dollars annually using the Treesoft Open Source Business Suite. Open Source Software is free of charge, but Treesoft intends to close service contracts with its customers, which are covering the described services. This strategy is chosen to create a double income stream:
1) by promotion of the commercial software and 2) by service contracts and other service charges resulting from the distribution of the Open Source Business Suite. Most products in this offering are suited for a broad range of server operating systems including Linux, Windows, Mac OS X and many Unix systems. The Treesoft Open Source Business Suite contains Open Source Software in the following categories:

1)

office software (text processing, spreadsheet calculation, presentation software, drawing software)

2)

email server and email client software

3)

Internet browser software

4)

webpage designer software and HTML editors

5)

picture manipulation and viewer software

6)

PDF file creator software (PDF is a propietary file format from Adobe Systems, Inc., San Jose, CA)

7)

firewall, anti virus and other security software

8)

data compression software

Additional available is server software for Linux networks and related services.

With these products companies are able to create a modern business computing infrastructure with the fraction of software costs typical for using solely proprietary Windows or Unix software, presumed the used software is licensed legally correct. The use of Open Source Software reduces additionally the expenditures for the license management, which are an important factor the bigger a company is.

The Linux operating system and the provision of related services will play an important role in the Company's future strategy. CPVD/Treesoft USA is facing an intense competition for its CRM and ERP products in companies using Windows networks. The increasing number of companies which make the switch to Linux, Mac Os X or Unix networks aren't well covered with cost-effective and powerful CRM products presently. CPVD considers these migrating companies as an attractive market for Treesoft USA because most competitors have no competing client-server CRM software for small businesses operated on Linux, Mac Os X or Unix servers. The cost-effectiveness of Linux makes this Open Source operating system very attractive for all companies, which want to reduce costs while improving performance, stability and security in their information technology environment. For 2005 CPVD intends to step into an Enterprise Linux partner program of IT-vendors like Red Hat, Raleigh, NC or Novell (Suse), Provo, UT.

The first release of the Treesoft Open Source Business Suite is scheduled for March 2005.

TreeCAD

TreeCAD is a family of electrical CAD software modules for use in the field of control engineering as well as in residential and business wiring. E-CAD software is typically used for planning, dimensioning and documenting purposes of electrical systems. The market introduction of TreeCAD was originally planned for 2003/2004 but the market entry of Autodesk, Inc., San Rafael, CA with its new and direct competitive product AutoCAD Electrical prompted the management to prefer the market introduction of the CRM software first. TreeCAD has a strong market position in Mid-Europe but under the given circumstances the management of CPVD expects higher revenues from the business software and a better profitability of its sales.

The market introduction of the E-CAD software is postponed to take place after the introduction of the CRM and ERP software.

Services

Consulting

Treesoft has trained personnel and external partners who offer consulting services for the offered products. External consultants supplement our product offerings by providing services to assist customers in the use of our technology and in the implementation of our products.

The consulting services are focused to:

1)

implementation and integration of Treesoft Office into existing IT environments

2)

integration of customer marketing activities into modern email and fax infrastructures (based on Open Source Software)

3)

migration from proprietary standard software (e.g. from Microsoft Office) to license cost free Open Source Software (e.g. Open Office) or to low-cost software (e.g. Sun Star Office).

4)

migration from Microsoft Windows Server networks to Open Source Linux Server networks

Support

Support revenues will provide significant portion of revenues with increasing sales of products. Our product support services include internet access, telephone access and onsite access to technical support personnel. The support organization also offers advanced product support services including remote database administration and performance monitoring and tuning.

Training

We offer customers instructor-led and media-based training in the use of our products.

Unique selling points

The company could be differentiated from its competitors by offering client-server software products which:

1)

are easy to use

2)

are scalable from a single-user product up to a 100 concurrent user enterprise solution

3)

make high-end technology affordable for small and mid-size businesses

4)

are very cost-effective to implement and maintain

5)

have a reliable security concept for sensitive business data

6)

support several server operating systems (e.g. Windows, Linux, Mac OS X, Sun Solaris, FreeBSD)

7)

provide an unique information workflow concept between all software modules (programs) in the software product family (no data redundancy)

Marketing and Sales

CPVD concentrates its activities to the marketing of its new software products. The development of the first products is completed in September 2004. Revenues from these operations seem to be more calculable than revenues from the Intellectual Property Business at present time. Nevertheless the Company will undertake continous efforts to commercialize its patents, but these activities have no priority. If CPVD will be successful to verify unapproved use of its technology CPVD's intellectual property may become more important. For all these reasons the following information about our marketing and sales are mainly focused to our software business.

Key Market Segments

We will sell our software products in the small and mid-size business software market. We believe that we are able to compete effectively in this market, although the competition is intense.

CPVD expects during the next years that the Enterprise Business Software Market will experience a stable growth in the field of CRM and ERP. Recent studies (IDC, Worldwide CRM Applications 2004-2008 Forecast Update and 2003 Vendor Shares: July 2004 (IDC #31524), AMR Research, The Customer Management Applications Report, 2003-2008, Gartner, Gartner Customer Relationship Management Summit 2004) show an annual increase of 6% - 9 % in the field of CRM for small and mid-size businesses until year 2008. One major reason for the expected growth of this software market is the increasing readiness of Small  and Mid-size Businesses (SMBs) to invest in enterprise software. The key factors driving the companies to invest are:

1)

the challenge to implement reliable, secure and fast software in the growing network environments (LAN and WAN)

2)

the urgency to strengthen the relationship with customers and staff

3)

the basic necessity to operate with highly integrated software instead to proceed with existing, mostly segregated or poorly connected software products

4)

the necessity to optimize the work process for calculation, quoting, cost estimation and billing

5)

the demand to reduce maintenance efforts for master data and software

6)

the expectation to use well engineered, reliable and secure software

In the next years these demands will change the structure of the Enterprise Software Market significantly. During the last decade the business in the SMB software market was influenced by many software products from companies with an effective marketing strategy. Many software companies invested more money in their marketing activities than in the development of reliable and secure software products. But today enterprises expect quality, reliability and security – characteristics that are typical for our offered products.

TreeSoft USA expects a substantial acceptance in the NAFTA market for its high quality enterprise software based on 20 years experience in the SMB software market of its management.

TreeSoft focuses on the Small Businesses Software Market

In the year 2002 more than 22 million Small Business companies have been listed in the U.S. according to the U.S. Small Business Administration 52% of all U.S. employees work for small enterprises. Some 19.6 million Americans work for companies with less than 20 employees, 18.4 million work for firms with 20 to 99 employees, and 14.6 million work for firms with 100 to 499 workers, whereas 47.7 million U.S. Americans work for firms with 500 or more employees.  Small businesses are a continuing source for the dynamic of the U.S. economy. From 1990 to today they produced three-fourths of the economy's new jobs (source: U.S. Small Business Administration).

Specific Markets for TreeSoft USA

1.

CRM products and services for companies active in sales and service

2.

ERP products and services for engineers, contractors, industrial manufacturers, industrial suppliers and industrial sales companies or departments.

3.

CAD products and services for engineers, contractors, industrial manufacturers and/or industrial suppliers

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

CPVD takes on the challenge to develop a workflow driven, highly integrated software family (Small Business Framework) which meets all needs of targeted firms and markets by 2008 through the consequent usage of the modern engineering technologies. We are going to be a smoothly functioning organization with highly motivated employees, high profitability, growing sales, and will be recognized as a respected leader in our target markets.

Sales Distribution Channels

In the United States, we market our software products and services primarily through our own direct sales and service organization. Sales and service groups will be based in our headquarter first. Outside the United States, we will market our products and services primarily through local distributors and service organizations.

During spring 2005 we will develop and operate an Internet sales and service structure which is mainly intended to market and service our low-cost products..

We also will market our products through indirect channels. The companies that will comprise our indirect channel network are local software resellers of tour Treesoft Partner Program. Our partners resell our products or combine our database, business applications and Open Source Software products with computer hardware, software application packages or services for subsequent redistribution and/or implementation.

Competition

The software industry is intensely competitive and rapidly evolving. We see as our principal software competitors Best Software, Irvine, CA with its products Act! and SalesLogix, Frontrange Solutions, Inc., Colorado Springs, Colorado with its product Goldmine and Microsoft Corporation, Redmond, WA with its CRM software. Additionally several hundreds competing manufacturers of business software are direct competitors. CPVD and its resellers have to compete with the distribution partners and consultants of these competitors. There are numerous companies which provide business software, which are well established in the software market and are in competition with CPVD/Treesoft USA. Most of the companies with which the Company is competing possess substantially greater financial, technological and personnel resources than CPVD/Treesoft USA. There can be no assurance that CPVD/Treesoft USA can successfully compete with such competitors.

CPVD considers the availability of its client-server enterprise database for non-Windows server like Linux, Mac Os X and many Unix operating systems as very important for its competitive situation.

Product and Services Revenues

The standard software end user license agreement currently will provide for an initial fee to use the product based on a maximum number of users. For software license arrangements that do not require significant modification or customization of the underlying software, we define revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable.

In 2003 the E-CAD product was nearly completed but the management and Board of Directors decided to postpone the market introduction of the E-CAD software to avoid the competition with Autodek Inc. and its new product AutoCAD Electrical at the current stage of restructuring the business of CPVD. The E-CAD market is a niche market and doesn't longer offer the sales opportunities it had before the introduction of AutoCAD Electrical. Instead the originally planned E-CAD market introduction the Company decided to start its software marketing activities with its CRM software first and to postpone the release of its E-CAD software.

CPVD expects first revenues when the first software modules are ready to market. According to the purchase agreement from March 25th, 2003 TreeCAD Engineering Ltd. is obligated to provide CPVD with marketable products until September 24th, 2004. Due to the experience of TreeCAD Engineering's management  and Treesoft Germany's development department we always excluded all possibility of doubt that this time-limit is exceeded.

ITEM 2.

PROPERTIES

CPVD has been using space, at no charge, in offices of related entities for the purposes of administration and development.

ITEM 3.

LEGAL PROCEEDINGS

ScanLine Technologies, Inc. (“ScanLine”) sued the Company in July 2002 for breach of an alleged asset purchase agreement in which ScanLine sold the so-called "Delta Assets" to the Company in exchange for Company’s stock.  ScanLine had included claims against the Company, as well as individual directors, for breach of contract, fraud, misrepresentation, violation of 10b-5 of the federal securities law and violation of Utah securities law.  A Third Party Complaint was later filed individually by David Scull (“Scull”), a principal in ScanLine, against the Company alleging breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing for an alleged failure of the Company to compensate him for the time he acted as President and CEO of the Company.  Scull had also filed a claim for defamation for allegedly defamatory statements made in the Company's public filings.  Management had responded by denying the allegations, filing courterclaims against both ScanLine and Scull for damage to the Company, and defending the case.

Discovery had been ongoing in the matter, including the depositions of both ScanLine and Scull as well as the deposition of CompuSonics Video Corporation.  Neither ScanLine, nor Scull could articulate a damage amount in the deposition.  The potential loss was therefore difficult to ascertain. Scull had previously claimed a right to salary of approximately $225,000.00. Discovery cut-off was set for December 31, 2003 with a pre-trial conference set for January 9, 2004 at which time a trial date of August 7 was set.

Although the Company believes that Plaintiff’s claim was unfounded, the lawsuit was settled in early August 2004. CPVD paid $87,500 settlement fee to Plaintiff (Dave Scull). He received $90,000 as settlement, out of which amount, $2,500 was contributed by the Company’s attorney.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the year ended July 31, 2004.

PART II

ITEM 5.

MARKET FOR COMPANY'S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

Market Information

The principal market on which the Company's common stock, $.001 par value (the “Common Stock”), is traded is the over-the-counter market under the symbol “CPVD”.  Prices for the Common Stock have been reported in the National Daily Quotation Service “Pink Sheets” published by the National Quotation Bureau, Inc. since December 16, 1985 and the Over-The-Counter Bulletin Board (OTCBB) since January 1999.

The range of high and low bid quotations for the Company's Common Stock during the years ended July 31, 2004 and 2003, are as follows.  The OTC electronic bulletin board pricing information reflects inter-dealer prices, without retail mark-up or markdown or commissions and may not necessarily represent actual transactions.

HIGH BID

LOW BID

Fiscal 2003 - Quarters Ended:

     October 31, 2002

$0.058

$0.010

     January 31, 2003

$ 0.021

$0.006

     April 30, 2003

$0.060

$0.011

     July 31, 2003

$0.054

$0.025

Fiscal 2004 - Quarters Ended:

     October 31, 2003

$0.077

$0.045

     January 31, 2004

$0.063

$0.040

     April 30, 2004

$0.062

$0.045

     July 31, 2004

$0.055

$0.045

Holders

As of July 31, 2004, the number of record holders of the Company's Common Stock was approximately 5,200.

Dividends

CPVD has never paid dividends with respect to its Common Stock. CPVD has no current plans in paying dividends with respect to its Common Stock.

ITEM 6.

SELECTED FINANCIAL DATA

                                                                                              Years ended July 31,

2004

2003

2002

2001

2000

Working Capital

(438,864)

(133,664)

(230,895)

261,407

(942,970)

Cash

5,228

21,392

25

61

274

Total Assets

1,373,730

21,392

172,977

1,131,044

204,176

Total Liabilities

444,092

155,055

244,872

203,940

987,288

Shareholders' Equity

929,638

(133,664)

(71,897)

927,104

(783,112)

Operating Revenue

0

0

999

29,391

149,099

Gross Profit

0

0

999

24,964

149,099

Total Gen'l & Admin

Expenses

232,968

66,472

38,914

45,091

211,444

Research & Development

0

0

0

360

0

Total other income/ (expense)

(509,731)

4,703

(35,959)

378,113

(52,178)

Net Income/ (Loss)

(742,699)

(31,456)

(73,154)

357,987

(114,524)

Net loss per common share

***

***

***

***

***

     ***  -- Less than $.01 per share.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Working capital for the year ended July 31, 2004 decreased by $305,200 compared to $(133,664) of working capital in 2003. The change is mainly due to these transactions: additional borrowings from related parties and increase in accrued consulting fees owed to related parties. Net effect of these transactions caused the decrease in working capital for the year ended July 31, 2004.

Net loss from operations was $742,699 for the year ended July 31, 2004.General and administrative expenses were $232,968 for the year ended July 31, 2004, which includes professional fees of $38,431 and consulting fees of $87,464 Total other income/(expense) was $(509,731) for this year, and this includes public warrants expense of $411,000, legal settlement contingency expense of $87,500, and interest expense of $11,231.

As of July 31, 2004, CPVD’s outstanding balance in notes payable to related parties, including Dearborn Wheels, Inc, Tico, Inc, and First Equity Corporation was $206,300. CPVD’s borrowings from these parties increased significantly during the year ended July 31, 2004, as a result of a higher need for working capital, which was mainly caused by the increase in consulting fees and the involvement of the Company in the legal proceedings. The legal case in which the Company was involved was settled in early August 2004. CPVD paid $87,500 settlement fee to Plaintiff, which constitutes a material contingency given the current expenditure level of the Company. Consulting services rendered by related parties to the Company are expected to remain in the same level, as management is devoting a great amount of time and efforts in accomplishing the assigned tasks.

CPVD is anticipating the first revenues from the sale of TreeSoft USA products in November 2004.. The major source for revenues for the first five years should be the licensing business (software sales business). Revenues from the Software Maintenance contracts will become more and more important as the saturation of the software market increases. We expect, that the revenues from services will equal the licensing business revenues in ten years. The CRM software product licensing represents the most attractive licensing business. The CRM product will be distributed by a network of specialized resellers later in 2005.  Management is working hard to accomplish this task successfully, and currently is in the process of preparing for market distribution.

CPVD should generate sufficient cash to support its operations during the twelve-month period following the date of the financial statements being reported upon, by relying on the related parties loans, and on the capital investments through the sale of additional securities. Company’s management expects that the related parties will continue to support the Company’s operations for the following 12-month period, and that the new capital infusions should provide sufficient funds to pay off the outstanding Company’s liabilities, and support the future operations costs. From July 31, 2004 to November 3, 2004, $400,000 was invested in the Company from various accredited investors through the sale of class E preferred convertible stock. The proceeds from this sale were used to pay off a significant portion of the outstanding liabilities of the Company, and provide sufficient working capital for the next three months following December 2004. From July 31, 2003 to November 3, 2004, $90,000 was loaned to the Company from Dearborn Wheels, Inc, a related party. This Note was subsequently paid off, in late October 2004. Note payable to Tico, Inc was also paid off in late October 2004. This note had a balance of $100,000. The rest of proceeds from the sale of preferred stock of the Company were used to pay off a significant portion of the outstanding balance of consulting fees due to related parties. Approximately 75% of the Company’s outstanding liabilities at July 31, 2004 were paid off during October 2004.

Results of Operations

For the year ended July 31, 2004 compared to the year ended July 31, 2003

CPVD had no revenues for the years ended July 31, 2004 and 2003.

General and administrative expenses were $232,968 for the year ended July 31, 2004 as compared to $66,472 for the year ended July 31, 2003. General and administrative expenses are comprised of professional fees, consulting fees incurred by related parties, travel expense, depreciation and amortization expense, and other general and administrative expenses.

CPVD incurred $87,464 of consulting fees for related parties during the year ended July 31, 2004, compared to $36,664 of consulting fees for related parties during the year ended July 31, 2003. The increase in these consulting fees is due to the active role TreeCAD, FEC and DWI in the Company’s projects, which are expected to generate revenues in the near future

CPVD incurred $67,264 of research and development cost for the year ended July 2004.

Professional fees increased from $29,262 for the year ended July 31, 2003 to $38,431 for the current year being reported upon. The increase is mainly due to the increase in legal fees incurred by the Company in order to defend the lawsuit, which was subsequently settled in August 2004. Also, travel expense increased by $4,195 for the year ended July 31, 2004 compared to the previous year. Travel expense is also related to this lawsuit.

CPVD incurred $474 of depreciation expense and $31,000 of amortization expense for this year being reported upon. License agreement and new software equipment will cause these two kinds of expenses to occur on a regular basis.

Interest expense to related parties increased from $2,884 in 2003 to $11,231 in 2004. The change is due to the increase in borrowings from these parties.

CPVD incurred additional compensation expense in public warrants outstanding for the year ended July 31, 2004, as a result of the increase of the company’s common stock price above the exercise price of the public warrants, on September 30, 2003, the day of the extension of their expiration. Thus, in accordance with the provisions of SFAS 123, the Company has determined the fair value of its public warrants being $411,000, as of September 30, 2003, the day of the extension of the expiration of the public warrants. The modification of terms of this award that makes it more valuable shall be treated as an exchange of an original award for a new award, resulting in additional compensation expense for the incremental difference in value. The original award was fair valued at $0, as of June 30, 2003, the day when these warrants were last extended. Thus, the incremental value of $411,000 was recognized as a warrant expense for the period ended October 31, 2003. No incremental value is recognized on December 31, 2003, March 31, 2004, and June 30, 2004 the dates they were continued to be extended, because the FMV of these warrants was lower than the initial value of $411,000 recorded on September 30, 2003.

CPVD incurred a legal settlement contingency of $87,500 for the year ended July 31, 2004. The legal case with Scanline was settled in early August 2004; however, CPVD is recording the contingency as of July 31, 2004, because such contingency was anticipated. CPVD is not anticipating any other involvement in legal procedures for the upcoming year, nor is the Company predicting a contingency related to such involvements.

During the year ended July 31, 2003, total other income and expense consisted of $7,587 gain from extinguishment of debts. No extinguishments of debts occurred during the year ended July 31, 2004.

Extraordinary income of $30,313 was recoded for the year ended July 31, 2003. The extraordinary income for 2003 is due to the write off of so-called Delta assets. CPVD recorded no extraordinary income for the year ended July 31, 2004.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data immediately follow the signature page of this document and are listed under Item 14 of Part IV of this Annual Report on the Form 10-KSB.

ITEM 8.A

CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended July 31, 2004 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING  AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      (a) and (b)

Identification of Directors and Executive Officers.

Name

   Age

Position

Thomas W. Itin

70

CEO, Chairman of the Board and Treasurer

Robert J. Flynn

68

Vice President, Director, and Secretary

Salvatore Parlatore

30

Director

Harald Engels

46

Director, Vice-Chairman of the Board, Chairman of the Excecutive Committee

President, of TreeSoft USA, Inc.

Andreas Kuestermann

42

Director

The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified.  Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

On March 25, 2003, Harald Engels was engaged by the Company, as a part-time consultant in the position of President of TreeSoft USA, Inc. and as a Vice Chairman of the Board of Directors and Chairman of the Executive Committee of the Registrant, operating under a consulting agreement beetween CPVD and TreeCAD Engineering Ltd. The annual compensation for TreeCAD Engineering Ltd. will be charged on a time and material basis (T & M basis) and is limited to $120,000 per year.

Andreas Kuestermann and Harald Engels were elected in the Board of directors of the Company on March 25, 2003.

(c)

Identification of Certain Significant Employees:

The Company is subject to Section 13(a) of the Securities Exchange Act of 1934 and is therefore not required to identify or disclose information concerning its significant employees.

(d)

Family Relationships:

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

(e)

Business Experience:

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

Harald J.M. Engels is responsible for the consulting and management of TreeSoft USA, a co-owner of TreeSoft Germany and the Managing Director of TreeCAD Engineering Ltd., has over 20 years experience in the SMB software business. He was a Managing Director of TreeSoft Germany from 1988 until 2003, is now the Managing Director of TreeCAD Engineering Ltd. and is familiar with all aspects of software markets, software development, software distribution and software localization. From 2001 until February 2003 he was the Managing Director of the Target Holding B.V., a business development-consulting firm in the Netherlands.

Andreas Küstermann is a co-owner and founder of TreeSoft Germany, He has over 20 years experience in the SMB software business. He is the managing director of TreeSoft Germany since 1985 and is familiar with all aspects of the industrial software market and software development.

(e) (2)

Directorships.

Mr. Itin is a director of Woodward Partners, Inc., Pro Golf International, Inc., and Ajay Sports, Inc., the latter two of which are publicly-held companies.  Mr. Flynn is Chairman of the Board of Funding Enterprises. Mr. Parlatore is a director of Enercorp, Inc.

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

(f) (2)

No director or executive officer of the Company has, during the past five years, been convicted in a criminal proceeding or is the named subject of a pending criminal proceeding.

(f) (3)

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

(f) (4)

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

(f) (5)

 During the past five years no director or executive officer of the Company has been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law.

(f) (6)

During the past five years no director or executive officer of the Company was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, which judgment or finding has not been subsequently reversed, suspended or vacated.

(f) (7)

CPVD was involved in litigation with ScanLine Technologies, Inc.
ScanLine Technologies, Inc. (“ScanLine”) in July 2002 sued the Company for an alleged breach of asset purchase agreement in which ScanLine sold the so-called “Delta Assets” to the Company in exchange for the issuance of Company’s preferred stock.  ScanLine had included additional claims against the Company, as well as against individual directors, for an alleged breach of contract, fraud, misrepresentation, violation of SEC Rule 10b-5 of the Federal Securities Law and violation of Utah Securities Law.  A Third Party Complaint had been subsequently filed individually by David Scull (“Scull”), a principal in ScanLine, against the Company alleging breach of contract, unjust enrichment and breach of the covenant of good faith and fair dealing for an alleged failure by the Company to compensate him for the time he served as President and CEO of the Company.  Scull had also filed a defamation claim for allegedly defamatory statements made by the Company in its public filings. Management had  responded by denying these allegations, filing counterclaims against both ScanLine and Scull seeking recovery for damage done to the Company, and to recover the costs defending the case.

Discovery had been ongoing in this matter, including the depositions, which had been taken of both ScanLine and Scull, as well as the deposition of CompuSonics Video Corporation.  Neither ScanLine nor Scull could articulate a damage amount in these depositions.  The potential loss was therefore difficult to ascertain. Scull had previously claimed a right to salary of approximately $225,000.00.  Discovery cut-off took place on December 31, 2003 and  a trial date was set for August 7, 2004.

There was a possibility of an unfavorable outcome predicated the inherent uncertainty of litigation.

Although the Company believes Plaintiff’s claim is unfounded, the lawsuit was settled in early August 2004. CPVD paid $87,500 settlement fee to Plaintiff. Plaintiff received $90,000, out of which amount $2,500 was paid by the Company’s attorney.

ITEM 11

EXECUTIVE COMPENSATION

(a) (1)

Cash Compensation.

The following sets forth all remuneration paid in the fiscal year ended July 31, 2003, to all officers of the Company and the total amount of remuneration paid to the officers and directors as a group:

Number of persons

Capacities in

Cash

in group (2)

which served

compensation

All executive officers

Various

None

as a group

No officers or directors received remuneration exceeding $100,000 during the fiscal year ended July 31, 2004.

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

(b) (2)

Pension Table.

CPVD has no defined benefit and actuarial plan providing for payments to employees upon retirement.

(b) (3)

Alternative Pension Plan Disclosure.

CPVD has no defined benefit and actuarial plan providing for payments to employees upon retirement.

(b) (4)

Stock Option and Stock Appreciation Rights Plans.

During the period from August 1, 2002, through July 31, 2003, no stock options were granted.

(c)

Other Compensation.

No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to all executive officers as a group during the year ended July 31, 2004

(d)

Compensation of Directors.

(d) (1)

Standard Arrangements.

CPVD reimburses its directors for expenses incurred by them in connection with business performed on the Company's behalf, including expenses incurred in attending meetings.  No such reimbursements were made for the period from August 1, 2003 through July 31, 2004.  CPVD does not pay any director's fees.

(d) (2)

Other Arrangements.

There are no other arrangements pursuant to which any director of the Company was compensated during the period from August 1, 2003, through July 31, 2004, for services as a director other than as listed above in (d) (1).

(e)

Termination of Employment and Change of Control Arrangement.

None.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) (b)

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the number of shares of the Company's common stock and preferred stock, owned by executive officers and directors, individually, and beneficial owners of more than five percent of the Company's Common Stock, and executive officers as a group, as of November 13, 2004.

Number of Shares

and Nature of Bene-

Percent

Name and address

ficial Ownership (1)

of Class

TICO, Inc.

12,000,000

4.45%

32751 Middlebelt Road, Suite B

Farmington Hills, Michigan 48334

Acrodyne Profit Sharing Trust

9,617,594

3.57%

32751 Middlebelt Road, Suite B

Farmington Hills, Michigan 48334

Thomas W. Itin

21,652,594 (2)

8.00%

32751 Middlebelt Road, Suite B

Farmington Hills, Michigan 48334

Enercorp, Inc

10,000,000

3.71%

Acrodyne Corporation

3,832,000(3)

14,22%

TreeCAD Engineering, Ltd

2,000,000 (4)

16.85%

(1)

        All shares are beneficially owned of record unless otherwise indicated.

(2)   Mr. Itin has held in his name no shares of the Company. Mr. Itin may have beneficial ownership of  the        following:

TICO, Inc.

12,000,000

TICO

       35,000

Acrodyne Profit Sharing Trust

  9,617,594

21,652,594

(3)

These are preferred class B voting shares convertible into 38,320,000 shares of common stock of the Company.

(4)

These are preferred class D voting shares convertible into 45,400,000 shares of common stock of the Company.

Mr. Itin has a minority interest in TICO, Inc.  Mr. Itin is controlling partner in TICO. Shares in TICO Inc.'s name, are held as nominee for Thomas W. Itin or assigns. Mr. Itin is the trustee and beneficiary of Acrodyne Profit Sharing Trust, therefore, he can be considered as having beneficial ownership of the shares of these entities.  Mr. Itin's wife is a trustee of certain other trusts holding a total of 20,000,000 shares.  Mr. Itin is not a beneficiary of these trusts in which his wife is trustee and disclaims any beneficial ownership.

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

Balance of account “note payable –related party” is composed of the following notes payable at July 31, 2004 and July 31, 2003.

July31, 2004

July 31, 2003

Note payable Dearborn Wheels, Inc

90,000

60,000

Note payable TICO

-0-

3,000

Note payable First Equity Corporation

16,300

6,300

Note payable Acrodyne Corporation

-0-

7,750

Note payable Tico, Inc

100,000

-0-

                                                             Total

$206,300

$77,050

CPVD borrowed $30,000 from Dearborn Wheels Inc. at 7% interest rate, during the year ended July 31, 2004. This Note was due on January 21, 2005. The wife of the Chairman of the Company has a minority interest in Dearborn Wheels, Inc. This Note was paid off in October 2004.

CPVD borrowed $10,000 from First Equity Corporation during the year ended July 31, 2004. This Note beard a 10.50% interest rate, and it was due on June 14, 2003. The wife of the Chairman of the Company has a minority interest in First Equity Corporation. This Note was paid off in October 2004.

CPVD borrowed $100,000 from Tico, Inc during the year ended July 31, 2004. This Note beard 7% interest, and it was due on March 11, 2005. Chairman of the Company has a minority interest in Tico, Inc. This Note was paid off in October 2004.

CPVD paid off the Notes owed to TICO and Acrodyne Corporation, in September 2003. Chairman of the Company has respectively.a controlling and a minority interest in these companies.

Consulting Fees - Related Companies

As of July 31, 2004, balance of accrued consulting fees owed to First Equity Corporation (“FEC”), and Dearborn Wheels Inc (“DWI”) was respectively $36,663 and $36,663. As of July 31, 2003 balance of accrued consulting fees owed to FEC and DWI was respectively $13,332 and $13,332. FEC and DWI are related parties to the Company. These consulting fees were recorded based on the consulting agreements between the Company and these related parties. These agreements became effective April 1, 2003. CPVD owes flat monthly fees of $3,333 to each of these related parties for their consulting services to the Company.

As of July 31, 2004 and 2003, balance of accrued consulting fees owed to TreeCAD Engineering Ltd. was respectively $45,590 and $10,000. TreeCAD Engineering Ltd. was engaged by the Company, beginning at the closing date of the purchase agreement between CPVD and TreeCAD Engineering Ltd (“TreeCAD”), as consultant. Harald Engels, managing director of TreeCAD acts as President of TreeSoft USA, Inc. and as a Vice Chairman of the Board of Directors and Chairman of the Executive Committee of the Registrant, operating under the consulting agreement beetween the Company and TreeCAD Engineering Ltd. The annual compensation for TreeCAD Engineering Ltd. will be charged on a time and material basis (T & M basis) and is limited to $120,000 per year, starting July 1, 2003

The Company recorded $74,736 of consulting expense for TreeCAD during the year ended July 31, 2004, and $10,000 of consulting expense for the year ended July 31, 2003. The Company paid $39,146 to TreeCAD during the year ended July 31, 2004, and $0 during the pervious year. The Company’s Board of Directors has determined that 90% of costs incurred by the Company for TreeCAD must be qualified as Research and Development Costs. This is reflected in the statement of operations and the disclosures on Note 1.

As of July 31, 2004 and 2003, balance of accrued interest expense on the notes payable to related parties represented under Note 3, was respectively $15,191 and $6,569. The increase in such accrued interest expense at July 31, 2004 is due to the increase in borrowings from related parties during the year ended July 31, 2004. See Note 3.

Purchase Agreement and Issuance of Preferred Stock

On March 25, 2003 the Registrant signed the purchase agreement with TreeCAD Engineering Ltd. This purchase agreement involved a stock for stock exchange of the Company’s preferred stock and TreeSoft USA’s common stock. TreeCAD Engineering, Ltd “TreeCAD” exchanged all the common stock of TreeSoft USA, Inc for the ownership of four (4) million shares class “D” preferred stock of the Company, convertible into 90,800,000 shares of common stock of the Company. One million restricted shares of this consideration were held in escrow pending completion of a valid license agreement among and between TreeSoft USA, Inc and CompuSonics Video Corporation. Another one million of the same class shares were held in escrow pending development by TreeCAD of a translation from German to English language internet home page of TreeSoft USA, Inc. The two (2) million shares of such stock were issued and delivered to TreeCAD on March 31, 2004.

The other two (2,000,000) million shares of the class “D” stock will be released from escrow to TreeCAD as of the time the valid license agreement has been consummated and when TreeSoft USA has the translated product accurately identified fully from the German into the English language, and the product is in hand and ready to take to market. The restriction period one year starts upon issuing the shares directly.

In August 2002, the investments in Pro Golf International, Inc, (“PGI”), ProGolf. Com, (“PG.Com”) and available for sale securities of Williams Control, Inc, (“WMCO”) were exchanged for the extinguishments of the indebtedness to Acrodyne Corporation, a related party.  The investments in PGI and PG.Com were valued at cost, totaling $94,714 and $64,286 respectively. The available for sale securities, held in WMCO, had a fair market value of $13,953 on the day of the exchange. Total indebtedness of the Company to Acrodyne Corporation was $180,540. Income of $7,587 was recorded in the books of the Company as a result of this exchange

(b)

Certain Business Relationships

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

 (b) (6)

CPVD is not aware of any other relationship between nominees for election as directors or its directors and the Company that are similar in nature and scope to those relationships listed in paragraphs (b) (1) through (5) of this Item 13.

(c)

Indebtedness of Management.

No director, executive, officer, nominee for election as a director, any member, except as disclosed under Item 13 (a) Loan section of this report, of the immediate family of any of the foregoing, or any corporation or organization of which any of the foregoing persons is an executive officer, partner or beneficial holder of ten percent or more of any class of equity securities, or any trust or other estate in which any such person has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, was indebted to the Company in an amount in excess of $100,000 at any time since August 14, 1985.

(d)

Transactions with Promoters.

This filing is not on a Form S-1 or Form 10 and therefore the Company is not required to report any information concerning transactions with promoters.

PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
FORM 8-K

The following documents are filed as a part of this report Form 10-K immediately following the signature page.

Financial Statements and Supplementary Data

Page

1.

Independent Auditor's Report

F-1

2.

Consolidated Balance Sheets at July 31, 2004 and 2003

F-2
Consolidated Statements of Operations for the years ended                                           F-3
July 31, 2004, 2003

Consolidated Statements of Changes in Stockholders' Deficit for the years                     F-4
ended July 31, 2004, 2003

Statements of Cash Flows for the years ended July 31, 2003, 2002                               F-5

3.

Notes to Consolidated Financial Statements

F-6 to F-18

Financial statement schedules required to be filed are listed below and may be found at the page indicated.

4.

Exhibits:

(i)   Target Holding B.V Consulting Agreement*
(ii)   Purchase Agreement for TreeSoft (USA), Inc. *

(iii) * Filed as attachments to 10-Q dated April 30, 2003 on Form 8-K

Reports

A Form 8-K was filed on December 24, 2003 to announce the extension of Class A and Class B Warrants from December 31, 2003 to March 31, 2004.

A Form 8-K was filed on March 30, 2004 to announce the extension of Class A and Class B Warrants from March 31, 2004 to June 30, 2004.

A Form  8-K was filed on April 15, 2004 to announce issuance of 2 million shares of Preferred Convertible Stock to TreeCAD Engineering, Ltd.

A Form 8-K was filed on June 30, 2004 to announce the extension of Class A and Class B Warrants from June 30, 2004 to September 30, 2004.

A Form 8-K was filed on September 30, 2004 to announce the extension of Class A and Class B Warrants from September 30, 2004 to December 31, 2004.

Exhibits required by Item 601 of Regulation S-K

Exhibit  3.1       Articles of Incorporation*

Exhibit  3.2       Bylaws*

Exhibit 11         Statement of Computation of Earnings Per Share

*Incorporated by reference from the Company's Registration Statement on Form S-18,
  No. 1-14200, and effective November 27, 1985 and prior SEC filings.

Required exhibits are listed in Item 14 (a) (3) of this Annual Report on Form 10-KSB.

5.

Financial Statement Schedules

Required financial statement schedules are attached hereto and are listed in Item 14(a) (2) of this Annual Report on Form 10-KSB

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

COMPUSONICS VIDEO CORPORATION

(Company)

By: s/s Thomas W. Itin

Thomas W. Itin, Chairman

Date:     November 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated,

 on November 13, 2004.

Signature:

/s/ Thomas W. Itin

Thomas W. Itin

Title:  Chairman of the Board of Directors

           President, CEO

Signature:

/s/ Robert J. Flynn

Robert J. Flynn

Title:  Director

Signature:

/s/ Harald Engels

Harald Engels

Title:  Director

Signature:

/s/ Andreas Kuestermann

Andreas Kuestermann

Title:  Director

Signature:

/s/ Salvatore Parlatore

Salvatore Parlatore

Title: Director

INDEPENDENT AUDITOR'S REPORT

Board of Directors

CompuSonics Video Corporation and Subsidiaries

We have audited the accompanying balance sheet of CompuSonics Video Corporation and Subsidiaries as of July 31, 2004 and 2003, and the related statement of income, changes in stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuSonics Video Corporation and Subsidiaries as of July 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

J L Stephan Co PC

Traverse City, MI

November 5, 2004

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

At July 31, 2004 and July 31, 2003

	07/31/04	07/31/03
ASSETS
Current Assets
Cash	$ 5,228	$ 21,391
Total Current Assets	5,228	21,391
Property and Equipment
Equipment	4,976	-
Accumulated Depreciation Equipment	(474)	-
Total Property and Equipment	4,502	-
Other Assets
Licenses and Agreements	1,395,000	-
Accumulated Amortization	(31,000)	-
Total Other Assets	1,364,000	-
Total Assets	$ 1,373,730	$ 21,391
LIABILITIES AND CAPITAL
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 103,685	$ 34,772
Accounts Payable-Related Party	134,107	43,233
Notes Payable - Related Party	206,300	77,050
Total Liabilities	444,092	155,055
Capital
Preferred Stock-Series B Convertible, 20,000,000 Shares Authorized, 4,000,000 Shares Issued and Outstanding.	400,000	400,000
Preferred Stock-Series D Convertible, $0.001 Par Value, 20,000,000 Shares Authorized, 2,000,000 Shares Issued and Outstanding.	2,000	-
Common Stock. $0.01 Par Value, 300,000,000 Shares Authorized, 160,006,250 Shares Issued and Outstanding.	160,006	160,006
Additional Paid-in Capital	2,085,997	692,997
Additional Paid-in Capital Public Warrants	411,000	-
Accumulated Deficit	(2,129,365)	(1,386,667)
Total Capital	929,638	(133,664)
Total Liabilities & Capital	$ 1,373,730	$ 21,391

The accompanying notes are an integral part of this financial statement

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended July 31, 2004, and 2003

	07/31/2004	07/31/2003
Revenues	$ -	$ -
Total Revenues	-	-
Cost of Sales	-	-
Total Cost of Sales	-	-
Gross Profit	-	-
General and Administrative Expenses
Consulting Fees Related Party	87,464	36,664
Research and Development Expense	67,264	-
Professional fees	38,431	29,262
Travel and Entertainment	4,275	80
Depreciation	474	-
Amortization	31,000	-
Other General & Administrative Expenses	4,059	466
Total Expenses	232,968	66,472
Other Income
Gain (Loss) from operations	(232,968)	(66,472)
Gain on the extinguishment of debt	-	7,587
Interest Expense Related Party	(11,231)	(2,884)
Interest Income	-	-
Public Warrants expense	(411,000)	-
Legal Settlement	(87,500)	-
Total other income (Expense)	(509,731)	4,703
Net Income ( Loss) before income taxes	(742,699)	(61,769)
Income tax expense	-	-
Income (Loss) before extraordinary item and cumulative effect in accounting change	(742,699)	(61,769)
Extraordinary Item Net of Tax	-	30,313
Income before cumulative effect of accounting change	(742,699)	(31,456)
Cumulative effect of accounting change	-	-
Net Income /(Loss)	(742,699)	(31,456)
Other comprehensive income net of tax
Unrealized gain/loss on securities	-	-
Total other comprehensive income	-	-
Comprehensive Income	$ (742,699)	$ (31,456)
Weighted average Number of Common Shares	160,006,250	160,006,250
Basic Earnings per Share	$ (0.005)	$ (0.000)
Adjusted Weighted Average Shares	245,406,250	200,006,250
Diluted Earnings per Share	$ (0.003)	$ (0.000)

The accompanying notes are an integral part of this financial statement

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended July 31, 2004, and 2003

	Convertible Preferred Stock		Additional Common Stock		Additional Paid in Capital	Other Additional Paid in Capital Warrants	Accumulated Deficit	Reserve Equity	Total Stockholders Capital
	Shares	Amount	Shares	Amount
Balance at July 31, 2002	44,000,000	800,000	160,006,250	160,006	1,247,981	-	(1,355,211)	(924,670)	(71,894)
Preferred Stock Class A-Write off	(40,000,000)	(400,000)	-	-	-	-	-	-	(400,000)
Additional Paid In Capital -Write off	-	-	-	-	(554,984)	-	-	-	(554,984)
Net Income for the year	-	-	-	-	-	-	(31,456)	-	(31,456)
Reserve Equity-Delta Net Assets	-	-	-	-	-	-	-	924,670	924,670
Balance at July 31, 2003	4,000,000	400,000	160,006,250	160,006	692,997	-	(1,386,667)	-	(133,664)
Issuance of Class D Preferred Stock	2,000,000	2,000	-	-	1,393,000	-	-	-	1,395,000
Additional Paid in Capital-Public Warrants	-	-	-	-	-	411,000		-	411,000
Net Income for the year	-	-	-	-	-	-	(742,699)	-	(742,699)
Balance at July 31, 2004	6,000,000	$402,000	160,006,250	$160,006	$2,085,997	$ 411,000	$(2,129,366)	$ -	$ 929,637

The accompanying notes are an integral part of this financial statement

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended July 31, 2004, and 2003

	7/31/2004	7/31/2003
Cash Flows From Operating Activities:
Net Income/(Loss)	$ (742,699)	$ (31,456)
Adjustments to reconcile Net Income/(Loss) to net
cash provided/(used) by operating activities
(Gain) Loss on extinguishment of debts	-	(7,587)
Extraordinary (Gain)/Loss		(30,313)
Warrant Expense	411,000
Depreciation	474	-
Amortization	31,000	-
(Increase) Decrease In:
Accounts Receivable and Accrued Assets	-	-
Increase (Decrease) In:
Accounts Payable and Accrued Liabilities	68,913	(13,275)
Accounts Payable-Related Party	90,874	39,547
Total Adjustments	602,261	(11,628)
Net Cash (Used For) Operations	(140,438)	(43,084)
Cash Provided (Used) by Investing Activities
Purchase (Disposed) of Equipment/software	(4,976)	-
Net Cash (Used For) Investing Activities	(4,976)	-
Cash Provided (Used) by Financing Activities
Proceeds for Notes Payable	140,000	-
Proceeds from Notes Payable - Related Party	10,750	64,450
Net Cash Provided by Financing Activities	129,250	64,450
Increase (Decrease) in Cash	(16,164)	21,366
Balance of cash at July 31, 2003	21,391	25
Balance of cash at July 31, 2004	$ 5,227	$ 21,391

Non-Cash Transactions

Purchase of License Agreement for the issuance

of Preferred Stock Class D

$1,395,000

$           -

Extinguishment of debt

$               -

$180,540

The accompanying notes are an integral part of this financial statement

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Significant Accounting Policies

Business History

CompuSonics Video Corporation (the "Company") was incorporated under the laws of the State of Colorado on August 14, 1985, for the purpose of developing, manufacturing and marketing a digital video recording and playback system.  On December 13, 1985, the Company concluded a public offering of 30,000,000 Units, each Unit consisting of one share of its common stock and one Class A Warrant, and received net proceeds of $727,971.  On November 16, 1987, the Company acquired The Tyler-Shaw Corporation, a New York corporation ("Tyler-Shaw"), which was engaged in the business of direct mail marketing.  Effective July 31, 1992, Tyler-Shaw was considered inactive.  Tyler-Shaw has no operations, research and development, earnings, cash flows, product development or sources of financing.  On January 20, 1988, the Company acquired all the outstanding stock of TS Industries, Inc. ("TSI") in a transaction accounted for as a pooling of interests.  (See Note 2). TSI was incorporated in the State of Colorado on July 28, 1987, but did not commence operations until the acquisition of The Tyler-Shaw Corporation, a New York Corporation ("TSC"). Currently, TSI is considered an inactive company.

On April 19, 2001, negotiations began with ScanLine Technologies, Inc.  As Part of the negotiations, ScanLine required that notes of the Company be Converted and interest forgiven to 4,000,000 shares of preferred Class A convertible stock, convertible at 10 to 1 (40,000,000) shares to be converted sometime in the future.

Effective April 30, 2001, the Registrant acquired the assets of the “Delta” product line of ScanLine Technologies.  Those assets were principally the character generator (CG) technology of ScanLine.    As part of the acquisition, Dave Scull was to be issued 40,000,000 shares of preferred Class A convertible shares, convertible at 2 to 1 (80,000,000) shares, to be converted sometime in the future. This acquisition was not a successful enterprise, because not only the Company did not have any significant revenues from Delta product line, but also the Company faced legal charges, which were denied by the management. Counterclaims were filed against Scanline Technologies, Inc and Dave Scull, President, for damage to the Company. Finally, in August 2004 the lawsuit was settled. CPVD paid to Plaintiff $87,500 settlement fee. The settlement agreement between Plaintiff and the Company was signed for a total fee of $90,000, out of which fee, $2,500 was contributed by the Company’s attorney.

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

On March 10, 2003 the Registrant’s Chairman, Thomas W. Itin, announced that Registrant has entered into a non-binding Letter of Intent with TreeCAD Engineering, Ltd. (Cyprus) (“TreeCAD Engineering”) (the former name was TreeCAD International Ltd.), an international partner firm of TreeSoft GmbH & Co. KG (“TreeSoft Germany”) located in Lindlar, Germany, to acquire newly formed TreeSoft USA, Inc. (“TreeSoft USA”) in a stock-for-stock transaction. TreeSoft USA holds exclusive distribution rights under license from TreeCAD Engineering Ltd. to market and develop further in the NAFTA region the in Europe well-established TreeSoft software for electrical engineering. The definitive agreement among the parties was completed on March 25, 2003.

On March 25, 2003 the Registrant signed the purchase agreement with TreeCAD Engineering Ltd. This purchase agreement involved a stock for stock exchange of the Company’s preferred stock and TreeSoft USA’s common stock. TreeCAD Engineering, Ltd “TreeCAD” exchanged all the common stock of TreeSoft USA, Inc for the ownership of four (4) million shares class “D” preferred stock of the Company, convertible into 90,800,000 shares of common stock of the Company. One million restricted shares of this consideration were held in escrow pending completion of a valid license agreement among and between TreeSoft USA, Inc and CompuSonics Video Corporation. Another one million of the same class shares were held in escrow pending development by TreeCAD of a transalation from German to English language internet home page of TreeSoft USA, Inc. The two (2) million shares of such stock were issued and delivered to TreeCAD Engineering Ltd. on March 31, 2004.

The other escrowed two (2,000,000) million shares of the class “D” stock will be released from escrow to TreeCAD as of the time the valid license agreement has been consummated and when TreeSoft USA has the translated product accurately identified fully from the German into the English language, and the product is in hand and ready to take to market. The restriction period one year starts upon issuing the shares directly.

CPVD owns certain products and patented technologies, which it intends to establish within the broadcast and video industries through supplementary services of TreeSoft USA. Both parties concur that the American market offers great potential for the TreeSoft products and will be enjoyed by the American public, which the American public will learn about these great products through the combined marketing efforts by TreeSoft USA and the Registrant. TreeSoft USA has the localized software product ready to market in its hand.

As of November 13, 2004, only two million shares of the consideration have been issued to TreeCAD. The rest of the two million shares are still being held in escrow. Based on March 25, 2003 Purchase Agreement, TreeCAD Engineering, Ltd will be entitled to the right of receiving the shares held in escrow, only when TreeCAD fulfills the terms and conditions as stated in this agreement, which satisfy the release of the shares. If TreeCAD fails to fulfill all the duties and responsibilities as stated in the Purchase Agreement, which satisfy the release of each trance of shares held in escrow, TreeCAD would not be entitled to the right of receiving those shares.

Escrow agreement the Company has with the escrow agent is attached as an Exhibit of this filing.

TreeCAD is able to vote the shares while they are held in escrow. This provision is included in an addendum to the Purchase Agreement dated March 25, 2003, as approved unanimously by the Board of Directors of the Company at May 19, 2004 Board meeting.

Consolidation

The consolidated financial statements include the consolidated financial information of TSI since that entity's inception and TreeSoft, USA, Inc.  This consolidated financial information of TSI includes the operations of its wholly owned subsidiary, TSC, since its acquisition on November 16, 1987.  All significant inter company balances and transactions have been eliminated in consolidation.

Patents

Patent costs for the years ended July 31, 1991 and prior were amortized on the straight-line method over the estimated useful life of the patents of 17 years.  Due to the lack of a marketable product, research and marketing development, and the lack of adequate capital to protect and take advantage of these patents, effective with the year ended July 31, 1992, all unamortized patent costs were fully amortized.  All patent maintenance costs are expensed when incurred. There was no cost incurred for the current patents of the Company during the years ended July 31, 2004 and 2003.

Income Taxes

CPVD and it's wholly owned subsidiaries file a consolidated federal income tax return.  Due to the Company's net operating losses there is no provision for federal income taxes in these financial statements.

Tax credits will be reflected in the income statement under the flow-through method as a deduction of income taxes in the year in which they are used.  At July 31, 2004 the Company's carry forwards are as follows:

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

31,456

31,456

-0-

-0-

2024

742,699

742,699

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

            Income tax expense for the years ended July 31, 2004 and 2003 consisted of:

                                                   2004

 2003

                                                ----------

         ----------

          Current, net of

$-0-

$   -0-

          benefit of NOL

          carryover

          Deferred                           $-0-

$  -0-

                                              ------------             ----------

                                                   $-0-

            $   -0-

The components of the deferred tax asset (liability) at July 31, 2004 and 2003 consist of the following:

     07/31/04

                           07/31/03

                                                                                      -----------------      ---------------

          Unrealized loss/gain on investments                    $         -0-          $        -0-

          Capital loss carryover

-0-

-0-

          Accrued officer wages                                                 -0-

 -0-

          Allowance for notes receivable

  -0-

      -0-

          Net operating loss carry over

592,000

     340,000

          Valuation Allowance                                            (592,000)

  (340,000)

                                                                                       ---------------      --------------

                                                                                   $         -0-           $        -0-

                                                                                       =========     =========

At July 31, 2004 the Company has net operating losses carry forward available to offset future taxable income of approximately $1,741,000 that expires during various years starting July 31, 2005.

Net Loss (Gain) Per Common Share

The net loss (gain) per common share is computed by dividing the net loss (gain) for the period by the weighted average number of shares outstanding. All "cheap stock" issued prior to the public offering is included in the computation as if it were outstanding from inception. The schedule below indicates the computation of earnings per share, and diluted earnings per share for the years ended July 31, 2004 and 2003.

		July 31,2004		July 31, 2003
A	Comprehensive Income	$(742,699)		$(31,456)
	Weighted average Number of Common Shares	160,006,250		160,006,250
	Basic Earnings Per Share	$(0.005)		$0.000)
	Adjusted Weighted Average Shares
	Common shares issued and outstanding	160,006,250		160,006,250
	Common shares equivalent to Preferred Class B shares issued and outstanding	40,000,000		40,000,000
	Common shares equivalent to Preferred Class D shares issued and outstanding	15,133,333	*	-
B	Total Adjusted Weighted Average Shares	215,139,583		200,006,250

	Diluted Earnings Per Share (A divided by B)	$(0.003)		$(0.000)

* Class D shares were issued and outstanding from March 31, 2004 to July 31, 2004 for the year ended July 31, 2004; therefore, 45,400,000*4/12 equals 15,133,333.

Cash Equivalents

CPVD considers all highly liquid investments with maturity of three months or less cash equivalents.

Equipment and Depreciation

Equipment is stated at cost.  Depreciation is computed for financial reporting purposes on a straight-line basis over an estimated life. Depreciation expense for the years ended July 31, 2004, and 2003 was $ 474 and $0 respectively. During the year ended July 31, 2004 the Company spent $4,976 for the purchase of advanced software equipment to suit its business needs.

Inventory

CPVD did not own any type of inventory during the years ended July 31, 2004 and 2003.

Intangible Assets and Amortization

TreeSoft USA, Inc owns the valuable intangible asset, called “License Agreement”. This asset represents the rights to distribute TreeCAD Engineering Ltd:'s software products, and the rights to use the Treesoft trademarks, Treesoft product names, Treesoft logos, Treesoft artwork and Treesoft sales promotion material, all patents and all product documentation, and all other rights specified in the License Agreement dated March 25, 2003.

Currently the value of the above asset is $1,395,000. The acquisition cost of TreeSoft USA, Inc and therefore the value of this intangible asset are subject to adjustment pending the other release of the consideration held in escrow to TreeCAD Engineering, Ltd.

CPVD believes that the estimated useful life of this license agreement should be 15 years. CPVD is using the straight-line method of amortization. In estimating the useful life of this asset, management considered the following factors:

1.

Legal, regulatory and contractual provisions.

2.

Provisions for renewal or extension.

3.

Effects of demand, competition, and other economic factors.

4.

Service life expectancies of individual or groups of employees.

5.

Expected actions of competitors and others.

Long-Lived asset impairment

Our policy for determining when a long-lived asset or identifiable intangible asset is impaired, complies with SFAS 144. Impairment would be recorded only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. Impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Research and Development Costs

All research and development costs are charged to expense when incurred. Disclosure is made in the financial statements of the total research and development costs charged to expense in each period for which an income statement is presented. The Company incurred $67,264 of research and development costs for the year ended July 31, 2004, and paid $35,231 of those costs to TreeCAD during this year. Research and development costs are calculated based on a formula approved by the Company’s Management, which estimates these costs to being as much as 90% of total costs incurred for TreeCAD’s services rendered to the Company.

Note 2.

Marketable Securities

CPVD did not own any marketable securities during the years ended July 31, 2004 and 2003.

Note 3.

Notes Payable and Notes Receivable

Related Entity Notes Payable

Since the inception of the Company to October 2003, related companies have provided loans to meet the operating cash flow needs.  These notes are rewritten as the loan amount increases. Notes payable to related entities bear interest at 7 to 12 percent per annum and are due and payable within 180 days, or on demand. Balance of “Notes payable –Related Party” is composed of the following notes payable at July 31, 2004 and 2003:

     July31, 2004

July 31, 2003

Note payable Dearborn Wheels, Inc

90,000

       60,000

Note payable TICO

       -0-

         3,000

Note payable First Equity Corporation

16,300

         6,300

Note payable Acrodyne Corporation

       -0-

         7,750

Note payable Tico, Inc

  100,000

-0-

                                              Total                       $206,300                                       $77,050

CPVD borrowed $30,000 from Dearborn Wheels Inc. at 7% interest rate, during the year ended July 31, 2004. This Note was due on January 21, 2005. The wife of the Chairman of the Company has a minority interest in Dearborn Wheels, Inc.

CPVD borrowed $10,000 from First Equity Corporation during the year ended July 31, 2004. This Note bore a 10.50% interest rate, and it was due on June 14, 2003. The wife of the Chairman of the Company has a minority interest in First Equity Corporation.

CPVD borrowed $100,000 from Tico, Inc during the year ended July 31, 2004. This Note bore 7% interest, and it was due on March 11, 2005. Chairman of the Company has a minority interest in Tico, Inc.

CPVD paid off the Notes owed to TICO and Acrodyne Corporation, in September 2003. Chairman of the Company has a controlling and a minority interest in these companies, respectively.

Note 4.

Accounts payable and Accrued Liabilities-Related Party.

As of July 31, 2004, balance of accrued consulting fees owed to First Equity Corporation (“FEC”), and Dearborn Wheels Inc (“DWI”) was respectively $36,663 and $36,663. As of July 31, 2003 balance of accrued consulting fees owed to FEC and DWI was respectively $13,332 and $13,332. FEC and DWI are related parties to the Company. These consulting fees were recorded based on the consulting agreements between the Company and these related parties. These agreements became effective April 1, 2003. CPVD owes flat monthly fees of $3,333 to each of these related parties for their consulting services to the Company

As of July 31, 2004 and 2003, balance of accrued consulting fees owed to TreeCAD Engineering, Ltd was respectively $45,590 and $10,000. Harald Engels was engaged by the Company, beginning at the closing date of the purchase agreement between CPVD and TreeCAD Engineering Ltd (“TreeCAD”), as a part-time consultant and as a Vice Chairman of the Board of Directors and Chairman of the Executive Committee of the Registrant, operating under a consulting agreement beetween the Company and TreeCAD Engineering Ltd. The annual compensation for TreeCAD Engineering Ltd. will be charged on a time and material basis (T & M basis) and is limited to $120,000 per year, starting July 1, 2003. The Company recorded $74,736 of consulting expense for TreeCAD during the year ended July 31, 2004, and $10,000 of consulting expense for the year ended July 31, 2003. Out of $74,736 recorded for this year, $67,264 is qualified as Research and Development expense, which constitutes 90% of total costs billed from TreeCAD for this year. The Company paid $39,146 to TreeCAD during the year ended July 31, 2004, and $0 during the pervious year.

The Company’s Board of Directors has determined that 90% of costs incurred by the Company for TreeCAD must be qualified as Research and Development Costs. This is reflected in the statement of operations and the disclosures on Note 1.

As of July 31, 2004 and 2003, balance of accrued interest expense on the notes payable to related parties represented under Note 3, was respectively $15,191 and $6,569. The increase in such accrued interest expense at July 31, 2004 is due to the increase in borrowings from related parties during the year ended July 31, 2004. See Note 3.

Note 5.

Stockholders' Equity

Preferred Convertible Stock

Under the Company's Certificate of Incorporation, up to 75,000,000 shares of preferred stock, with classes and terms as designated by the Company, may be issued and outstanding at any point in time.  CPVD had 300,000 authorized shares of Series A Convertible Preferred Stock ($.001 par value) outstanding at July 31, 1988.  In September 1988, all the outstanding shares were converted at $.001 per share, at the holder's option, into 30,000,000 shares of common stock.

Series B Preferred Convertible stock

CPVD issued four (4) million shares of Series B preferred convertible stock, convertible at 10 to 1 into forty (40) million shares of common stock, to Dearborn Wheels, Inc. and First Equity Corporation, in exchange for the extinguishments of the indebtedness to these related parties, totaling $412,117.

Series D Preferred Convertible Stock

On March 31, 2004, the Company issued two (2) million shares of series D preferred convertible stock to TreeCAD Engineering, Ltd pursuant to the terms and conditions of the Purchase Agreement date March 25, 2003. Another two (2) million shares of the same type of stock is being held in escrow pending completion of certain requirements by TreeCAD, as stated in the Purchase Agreement dated March 25, 2003. This agreement is incorporated in this report by reference. See Exhibit 3 (ii).

Rights, preferences, privileges and restrictions of the Series B Convertible Preferred stock

No Dividends. Holders of the Series B preferred stock are not entitled to dividends on their shares of series B of preferred stock.

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

Rights, preferences, privileges and restrictions of the Series D Convertible Preferred stock

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

Public Offering of Common Stock

In December 1985, the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant.  One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to December 31, 2003. CPVD may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

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

Additional Paid in Capital-Public Warrants

CPVD incurred additional compensation expense in public warrants outstanding for the year ended July 31, 2004, as a result of the increase of the company’s common stock price above the exercise price of the public warrants, on September 30, 2003, the day of the extension of their expiration, in accordance with the provisions of SFAS 123, the Company has determined the fair value of its public warrants being $411,000, as of September 30, 2003, the day of the extension of the expiration of these public warrants. The modification of terms of this award that makes it more valuable shall be treated as an exchange of an original award for a new award, resulting in additional compensation expense for the incremental difference in value. The original award was fair valued at $0, as of June 30, 2003, the day when these warrants were last extended. Thus, the incremental value of $411,000 was recognized as a warrant expense for the period ended October 31, 2003. No incremental value is recognized on December 31, 2003, March 31, 2004, and June 30, 2004 the dates they continued to be extended, because the FMV of these warrants was lower than the initial value of $411,000 recorded on September 30, 2003. These warrants are represented on the face of the Company’s balance sheet at July 31, 2004 as Additional Paid in Capital-Public Warrants valued at $411,000.

Incentive Stock Option Plan

On October 4, 1985, the Company's board of directors authorized an Incentive Stock Option Plan covering up to 7,000,000 shares of the Company's common stock for key employees.  The board of directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options.

Note 6.

Related Party Transactions

In August 1990 the Company entered into a management fee agreement with Acrodyne Corporation, a related entity, at the time, whereby the Company will pay direct labor cost plus overhead for management services rendered. Thomas W. Itin, Chairman of the Company has a minority interest in Acrodyne Corporation.

CPVD currently occupies office space, at no charge, in the office of Pro Golf of America, a related entity. CPVD believes its current facilities are sufficient for its presently intended business activity.  As of July 31, 2004 and 2003, balance of management fees owed to Acrodyne was $2,600. No management fees expense was charged to the Company by Acrodyne for the years ended July 31, 2004 and 2003

In August 2002, the investments in ProGolf International, Inc, (“PGI”), ProGolf. Com, (“PG.Com”) and available for sale securities of Williams Control, Inc, (“WMCO”) were exchanged for the extinguishments of the indebtedness to Acrodyne Corporation, a related party. The investments in PGI and PG.Com were valued at cost, totaling $94,714 and $64,286 respectively. The available for sale securities, held in WMCO, had a fair market value of $13,953 on the day of the exchange. Total indebtedness of the Company to Acrodyne Corporation was $180,540. Income of $7,587 was recorded in the books of the Company as a result of this exchange.

On March 31, 2004, the Company issued two (2) million shares of series D preferred convertible stock to TreeCAD Engineering, Ltd pursuant to the terms and conditions of the Purchase Agreement date March 25, 2003. Another two (2) million shares of the same type of stock is being held in escrow pending completion of certain requirements by TreeCAD, as stated in the Purchase Agreement dated March 25, 2003. This agreement is incorporated in this report by reference. See Exhibit 3 (ii).

Note 7.

Cash Flows Disclosure

Interest and income taxes paid for the years ended July 31, 2004 and 2003 were as follows:

2004

2003

Income Taxes

 $-0-

$    -0-

Interest

$-0-

$    -0-

Note 8.

Change in Management

On March 25, 2003, Harald Engels was engaged by the Company, as a part-time consultant in the position of President of TreeSoft USA, Inc. and as a Vice Chairman of the Board of Directors and Chairman of the Executive Committee of the Registrant, operating under a consulting agreement beetween CPVD and TreeCAD Engineering Ltd. at an annual compensation on a T&M basis, limited to $120,000 per year.

On March 25, 2003, Andreas Küstermann and Harald Engels were elected in the Board of Directors of the Company.

Note 9.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Note 10.

Investments

CPVD owned 0.26% of the total outstanding shares of Pro Golf International, Inc, and 0.97% of the total outstanding shares of ProGolf.Com as of July 31, 2002.

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

In August 2002, the investments in Pro Golf International, Inc, (“PGI”), ProGolf. Com, (“PG.Com”) and available for sale securities of Williams Control, Inc, (“WMCO”) were exchanged for the extinguishments of the indebtedness to Acrodyne Corporation, a related party.  The investments in PGI and PG.Com were valued at cost, totaling $94,714 and $64,286 respectively. The available for sale securities, held in WMCO, had a fair market value of $13,953 on the day of the exchange. Total indebtedness of the Company to Acrodyne Corporation was $180,540. Income of $7,587 was recorded in the books of the Company as a result of this exchange.

Note 11.

 Contingencies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a net loss from operations of $742,699 for the year ended July 31, 2004. As of July 31, 2004, the Company had a net working capital deficit of $438,864 and net stockholders' equity of $929,638.

CPVD had a total net income of $(742,699) and $(31,456) for the years ended July 31, 2004, and 2003, and was mainly dependent upon a related party to fund its working capital for the current year. In addition, the Company anticipates additional capital from new investors in 2005. CPVD’s ability to continue as a going concern is partially dependent on the success of management creating a market and generating sales from the software products.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Management had responded by denying these allegations, filing counterclaims against both ScanLine and Scull, seeking recovery for damage done to the Company, and to recover the costs defending the case.

Discovery had been ongoing in this matter, including the depositions which had been taken of both ScanLine and Scull, as well as the deposition of CompuSonics Video Corporation.  Neither ScanLine nor Scull could articulate a damage amount in these depositions.  The potential loss was therefore difficult to ascertain.  However, ScanLine had in the past represented the value of the Company preferred stock, which it was not paid in exchange for the Delta Assets, which still remain in possession of ScanLine, to be worth $1.5 million.  Scull had previously claimed a right to salary of approximately $225,000.00.  Discovery cut-off took place on December 31, 2003 and the trial date was set for August 7, 2004.

There was a possibility of an unfavorable outcome predicated the inherent uncertainty of litigation.

Although the Company believes Plaintiff’s claim was unfounded, the lawsuit was settled in early August 2004. CPVD paid $87,500 settlement fee to Plaintiff. Plaintiff received $90,000, out of which amount, $2,500 was contributed by the Company’s attorney.

Note 13.

Extraordinary Item.

Write off the so-called Delta Assets and the Series A of Preferred Convertible Stock.

CPVD had an agreement, effective April 2001, to buy the assets of ScanLine Technologies, Inc for the consideration of forty (40) million shares of Series A Preferred Stock convertible into eighty (80) million shares of common stock, par value $0.001 per share. Because of certain issues between the Company and the seller (“ ScanLine”), the consideration was not delivered to the seller, and the assets and Series A of preferred convertible stock are written off as of July 31, 2003. Income of $30,313 is recognized on this transaction, and is classified as extraordinary in the statement of income and comprehensive income.

Note 14.

Subsequent Events

Issuance of new securities

During October 2004, $400,000 was invested in the Company from various accredited investors through the sale of 24,000,000 shares of Class E Preferred Convertible Stock. The proceeds from this sale were used to pay off a significant portion of the outstanding liabilities of the Company, and provide sufficient working capital for the next three months following December 2004.

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

Although the Company believes the Plaintiff’s claim was unfounded, the lawsuit was settled in early August 2004. CPVD paid $87,500 settlement fee to Plaintiff. Plaintiff received $90,000, out of which amount, 2,500 was contributed by the Company’s attorney.

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,
AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-KSB for the year ended July 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

A.

The Report referenced above has been read and reviewed by the undersigned.

B.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange  Act  of  1934.

C.

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

D.

Based upon my knowledge, the Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

E.

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

Dated: November 12, 2004