Form 10QSB
period 2004-10-31
COMPUSONICS VIDEO CORP
filed 2004-12-20
CIK 777844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

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

Common Stock, $.001 Par Value

---------------------------------------

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days:               Yes   X     No ___

As of December 20, 2004 a total of 160,006,250 shares of common stock, $.001 par value, were issued and outstanding, 4,000,000 shares of Class B Preferred Convertible Stock, 2,000,000 shares of Class D Preferred Convertible Stock, and 24,000,000 shares of Class E Preferred Convertible Stock were issued and outstanding and the aggregate market value of the voting stock including the preferred voting shares, held by non-affiliates of the Company was approximately $8,890,406 based on the average of the bid and asked prices as of, November 03, 2004 of $0.033 as reported by the Over-The-Counter Bulletin Board (OTCBB).

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
    4.2. NOTE 2:   EQUIPMENT
    4.3. NOTE 3:   PURCHASE OF ASSETS
    4.4. NOTE 4: INTANGIBLE ASSETS
    1.1. NOTE 5:   NOTES PAYABLE TO RELATED PARTIES.
    1.2. NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES - RELATED PARTY.
    1.3. NOTE 7: STOCKHOLDERS' EQUITY
      1.3.1. Preferred Convertible Stock
      1.3.2. Series B Preferred Convertible Stock.
      1.3.3. Series D Preferred Convertible Stock.
      1.3.4. Issuance of Series E Preferred Convertible Stock.
      1.3.5. Public Offering of Common Stock
      1.3.6. Incentive Stock Option Plan
      1.3.7. Additional Paid in Capital-Public Warrants
    1.4. NOTE 8: NON CASH TRANSACTIONS
    1.5. NOTE 9: RELATED PARTY CONSULTING FEES AND INTEREST.
    1.6. NOTE 10. COMPUTATION OF EARNINGS PER SHARE
  2. ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.
      2.1.1. Results of Operations.
            Three months ended October 31, 2004 compared to three months ended October 31, 2003.
      2.1.2. Liquidity and Capital Resources.
      2.1.3. Evaluation of Disclosure Controls and Procedures.
      2.1.4. Changes in Internal Controls
  3. PART II.   OTHER INFORMATION
    3.1. ITEM 1:   LEGAL PROCEEDINGS.
    3.2. .ITEM 3:   EXHIBITS AND REPORTS ON FORM 8-K:
  4. COMPUSONICS VIDEO CORPORATION SIGNATURE PAGE
  5. CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS REQUIRED BY
        SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

1. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS

(In US dollars)

ASSETS	Unaudited
	10/31/04	07/31/04
Current Assets
Cash	$ 55,921	$ 5,228
Total Current Assets	55,921	5,228
Property and Equipment
Equipment	4,976	4,976
Accumulated Depreciation Equipment	(723)	(474)
Total Property and Equipment	4,253	4,502
Other Assets
Licenses and Agreements	1,395,000	1,395,000
Accumulated Amortization	(54,250)	(31,000)
Total Other Assets	1,340,750	1,364,000
Total Assets	$ 1,400,924	$ 1,373,730
LIABILITIES AND CAPITAL
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 30,953	$ 103,685
Accounts Payable-Related Party	105,586	134,107
Notes Payable - Related Party	0	206,300
Total Liabilities	136,539	444,092
Capital
Preferred Stock-Series B Convertible, 20,000,000 Shares Authorized, 4,000,000 Shares Issued and Outstanding.	400,000	400,000
Preferred Stock-Series D Convertible, 20,000,000 Shares Authorized, 2,000,000 Shares Issued and Outstanding.	2,000	2,000
Preferred Stock-Series E Convertible, 24,000,000 Shares Authorized, 24,000,000 Shares Issued and Outstanding.	240,000	0
Common Stock. $0.01 Par Value, 300,000,000 Shares Authorized, 160,006,250 Shares Issued and Outstanding.	160,006	160,006
Paid-in Capital	2,245,997	2,085,997
Paid -in-Capital Public Warrants	411,000	411,000
Accumulated Deficit	(2,194,618)	(2,129,365)
Total Capital	1,264,385	929,638
Total Liabilities & Capital	$ 1,400,924	$ 1,373,730

The accompanying notes are an integral part of this financial statement

2. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In US dollars) Unaudited

                                                                                                                            Three months ended

	10/31/2004	10/31/2003
Revenues	$ 0	$ 0
Total Revenues	0	0
Cost of Sales	0	0
Total Cost of Sales	0	0
Gross Profit	0	0
General and Administrative Expenses
Consulting Fees Related Party	22,998	29,998
Professional fees	3,823	3,583
Research and Development Costs-Related Party	27,000	0
Travel and Entertainment	169	0
Depreciation	249	0
Amortization	23,250	0
Other General & Administrative Expenses	355	3,682
Total Expenses	77,844	37,263
Gain (Loss) from operations	(77,844)	(37,263)
Other Income
Gain on Extinguishment of Accrued Interest Expense-Related Party	12,591	0
Interest Expense Related Party	0	1,897
Interest Income	0	0
Warrant Expense	0	411,000
Total other income (Expense)	12,591	(412,897)
Net Income ( Loss) before income taxes	(65,253)	(450,160)
Income tax benefit	0	0
Net Income (Loss)	(65,253)	(450,160)
Weighted average Number of Common Shares	160,006,250	160,006,250
Basic Earnings per Share	$ (0.000)	$ (0.003)
Adjusted Weighted Average Shares	228,489,583	200,006,250
Diluted Earnings per Share	$ (0.000)	$ (0.002)

The accompanying notes are an integral part of this financial statement

3. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONSOLODATED STATEMENTS OF CASH FLOWS

 (In US dollars) Unaudited

                                                                                                                    Three months ended

	10/31/2004	10/31/2003
Cash Flows From Operating Activities
Net Loss	$ (65,253)	$ (450,160)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities
Warrant Expense	0	411,000
Depreciation	249	0
Amortization	23,250	0
( Increase) Decrease in Inventories	0	0
(Increase) Decrease In:
Accounts Receivable and Accrued Assets	0	(5,000)
Increase (Decrease) In:
Accounts Payable and Accrued Liabilities	(72,732)	(1,062)
Accounts Payable-Related Party	(28,521)	(24,045)
Total Adjustments	(77,754)	380,893
Net Cash (Used For) Operations	(143,007)	(69,267)
Cash Provided by Investing Activities
Purchase (Dispose) of Software Equipment	0	0
Net Cash (Used For) Investing Activities	0	0
Cash Provided by Financing Activities
Payments on Notes Payable Related Party	(206,300)	(10,750)
Proceeds from Notes Payable Related Party	0	70,000
Issuance of stock	400,000	0
Net Cash Provided by Financing Activities	193,700	59,250
Increase (Decrease) in Cash	50,693	(10,017)
Balance at July 31, 2004	5,228	21,392
Balance at October 31, 2004	$ 55,921	$ 11,375

The accompanying notes are an integral part of this financial statement

4. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.1. NOTE 1:  INTERIM FINANCIAL STATEMENTS.

The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries (“ the Company”) have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month period ended October 31, 2004 and 2003; the Company's financial position at October 31, 2004 and July 31, 2004; and the cash flows for the three-month period ended October 31, 2004 and 2003. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the Company's July 31, 2004 Form 10-KSB.

The results for the three-month period ended October 31, 2004 are not necessarily indicative of future financial results.

4.2. NOTE 2:  EQUIPMENT

Equipment is stated at cost.  Depreciation is computed for financial reporting purposes on a straight-line basis over an estimated life. At October 31, 2004, equipment includes software for the total cost of $4,976.  Accumulated depreciation on this software equipment at October 31, 2004 was $ 723.

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

Because TreeSoft USA operations were in the development stages and they had not commenced planned principal operations prior to the acquisition by CPVD, and the only asset that TreeSoft USA had was the exclusive distribution license for the TreeCAD products, this acquisition of TreeSoft USA by CPVD is treated as a purchase of assets under FASB rules.  As of December 20, 2004, the Company has recorded the license value of $1,395,000 equal to the FMV of the two million shares of preferred convertible stock issued to TreeCAD in March 2004.

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

Currently the value of the above asset is $1,340,750. The acquisition cost of TreeSoft USA, Inc and therefore the value of this intangible asset are subject to adjustment pending the other release of the consideration held in escrow to TreeCAD Engineering, Ltd.

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

Accumulated amortization at October 31, 2004 was $54,250.

1.1. NOTE 5:  NOTES PAYABLE TO RELATED PARTIES.

Balance of notes payable to related party at July 31, 2004 was $206,300, and it was comprised of $90,000 note owed to Dearborn Wheels, Inc; $16,300 note owed to First Equity Corporation; and $100,000 note owed to Tico, Inc. These notes payable were paid off in October 2004, reducing to zero balance of notes payable at October 31, 2004.

Thomas W. Itin, Chairman has a direct or indirect minority interest in the above companies representing related parties.

1.2. NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES - RELATED PARTY.

Balance of Accounts payable and Accrued Liabilities- Related Party is comprised of the following:

October 31, 2004

July 31, 2004

Accrued Consulting Fees First Equity Corp.

$19,998

$36,663

Accrued Consulting Fees Dearborn Wheels, Inc

19,998

36,663

Accrued Consulting Fees TreeCAD Engineering, Ltd

65,590

45,590

Interest payable on the notes

         0

15,191

Total

$105,586

$134,107

Harald Engels, Director of CPVD is managing partner of TreeCAD.

1.3. NOTE 7: STOCKHOLDERS' EQUITY

1.3.1. Preferred Convertible Stock

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

1.3.2. Series B Preferred Convertible Stock.

In April 2001 the Company issued four (4) million shares of Series B preferred convertible stock, convertible at 10 to 1 into forty (40) million shares of common stock, to Dearborn Wheels, Inc. and First Equity Corporation, in exchange for the extinguishments of the indebtedness to these related parties totaling $412,117.

1.3.2.1. Rights, preferences, privileges and restrictions of the Series B Convertible Preferred stock.

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

1.3.3. Series D Preferred Convertible Stock.

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

1.3.3.1. Rights, preferences, privileges and restrictions of the Series D Convertible Preferred stock.

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

1.3.4. Issuance of Series E Preferred Convertible Stock.

During October 2004, $400,000 was invested in the Company from various accredited investors through the sale of 24million shares of class E preferred stock, convertible to 24 million shares of common stock (rate of 1 to 1). The proceeds from this sale were used to pay off a significant portion of the outstanding liabilities of the Company, and provide sufficient working capital for the next three months following December 2004.

1.3.5. Public Offering of Common Stock

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

1.3.6. Incentive Stock Option Plan

On October 4, 1985, the Company's Board of Directors authorized an Incentive Stock Option Plan covering up to 7,000,000 shares of the Company's common stock for key employees. The Board of Directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options.

1.3.7. Additional Paid in Capital-Public Warrants

CPVD incurred additional compensation expense in public warrants outstanding for the year ended July 31, 2004, as a result of the increase of the company’s common stock price above the exercise price of the public warrants, on September 30, 2003, the day of the extension of their expiration, in accordance with the provisions of SFAS 123, the Company has determined the fair value of its public warrants being $411,000, as of September 30, 2003, the day of the extension of the expiration of these public warrants. The modification of terms of this award that makes it more valuable shall be treated as an exchange of an original award for a new award, resulting in additional compensation expense for the incremental difference in value. The original award was fair valued at $0, as of June 30, 2003, the day when these warrants were last extended. Thus, the incremental value of $411,000 was recognized as a warrant expense for the period ended October 31, 2003. No incremental value is recognized on December 31, 2003, March 31, 2004, June 30, 2004, and September 30, 2004, the dates they continued to be extended, because the FMV of these warrants was lower than the initial value of $411,000 recorded on September 30, 2003. These warrants are represented on the face of the Company’s balance sheet at July 31, 2004 and October 31, 2004 as Additional Paid in Capital-Public Warrants valued at $411,000.

1.4. NOTE 8: NON CASH TRANSACTIONS

The Company recorded $1,395,000 for the purchase of the License agreement in March 2004 in exchange for the issuance of class D preferred stock issued to TreeCAD.

1.5. NOTE 9: RELATED PARTY CONSULTING FEES AND INTEREST.

The Company incurred $22,998 of consulting fees owed to the related parties, including First Equity Corporation, Dearborn Wheels, Inc, and TreeCAD Engineering, Ltd, for the period ending October 31, 2004 compared to $29,998 of consulting fees incurred for the last year. The Company is engaged in separate consulting agreements, with the above parties.

Consulting fees expense includes:

October 31, 2004

October 31, 2003

Consulting fees –TreeCAD Engineering, Ltd

$3,000

$10,000

Consulting fees – First Equity Corporation

9,999

9,999

Consulting fees – Dearborn Wheels, Inc

9,999

9,999

Total

$22,998

$29,998

The Company also wrote off $12,591 of accrued interest expense to several related parties, after the outstanding notes payable to these parties were paid off.

1.6. NOTE 10. COMPUTATION OF EARNINGS PER SHARE

The following table represents the computation of Basic and Diluted Earnings per Share at July 31 and October 31, 2004.

	October 31, 2004	July 31,2004
Comprehensive Income	$ (65,252.75)	$(742,699.00)
Weighted average Number of Common Shares	160,006,250	160,006,250
Basic Earnings Per Share	(0.000)	(0.005)
Adjusted Weighted Average Shares
Common shares issued and outstanding	160,006,250	160,006,250
Common shares equivalent to Preferred Class B shares issued and outstanding	40,000,000	40,000,000
Common shares equivalent to Preffered Class D shares issued and outstanding	26,483,333	15,133,333
Common shares equivalent to Preffered Class E shares issued and outstanding	2,000,000	0
Total Adjusted Weighted Average Shares	228,489,583	215,139,583
Diluted Earnings Per Share (A divided by B)	$ (0.000)	$ (0.003)

2. Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

   CONDITION AND RESULTS OF OPERATIONS.

2.1.1. Results of Operations.

   Three months ended October 31, 2004 compared to three months ended October 31, 2003.

The Company did not earn revenues for this quarter.

The Company incurred $22,998 of consulting fees owed to the related parties, including First Equity Corporation, Dearborn Wheels, Inc, and TreeCAD Engineering, Ltd, for the quarter ending October 31, 2004 compared to $29,998 of consulting fees incurred for the quarter ended October 31, 2003. The Company is engaged in separate consulting agreements, with the above parties. Total billings from TreeCAD were $30,000 for this quarter, and $10,000 for the last quarter ended October 31, 2003. Only $3,000 was recorded as consulting expense for this quarter. The difference of $27,000 was qualified as research and development cost, starting at July 31, 2004, which explains the decrease in consulting fees for this quarter ended October 31, 2004.

Consulting fees expense includes:

October 31, 2004

October 31, 2003

Consulting fees –TreeCAD Engineering, Ltd

$3,000

$10,000

Consulting fees – First Equity Corporation

9,999

9,999

Consulting fees – Dearborn Wheels, Inc

9,999

9,999

Total

$22,998

$29,998

Research and development costs were $27,000 for this quarter. These costs are calculated as 90% of total billings from TreeCAD.

The Company incurred $3,823 of professional fees during the quarter ended October 31, 2004, including legal and accounting fees, compared to $3,583 of professional fees incurred for the quarter ended October 31, 2003.

The Company did not incur interest expense for this quarter. Interest expense incurred for the quarter ended October 31, 2003 was $1,897. The Company wrote off the interest accrued on the notes payable to related parties, and paid off the remaining balances on these notes in October 2004.

The Company recorded $249 in depreciation expense for this quarter as a result of the new assets purchased in January and March 2004.

The Company recorded $23,250 in license agreement amortization expense for this quarter, which was purchased on March 31, 2004.

Other general and administrative expenses were $ 355 for the quarter ended October 31,2004, compared to $3,682 for the quarter ended October 31, 2003. The change is due to an advertising expense incurred during 2003 quarter, which announced for the first time the involvement of CPVD in the software business.

The Company incurred additional compensation expense in public warrants outstanding, as a result of the increase of the company’s common stock price above the exercise price of the public warrants, on September 30, 2003, the day of the extension of their expiry. Thus, in accordance with the provisions of SFAS 123, the Company has determined the fair value of its public warrants being $411,000, as of September 30, 2003, the day of the extension of the expiry of the public warrants. The modification of terms of this award that makes it more valuable shall be treated as an exchange of an original award for a new award, resulting in additional compensation expense for the incremental difference in value. The original award was fair valued at $0, as of June 30, 2003, the day when these warrants were extended. Thus, the incremental value of $411,000 was recognized as a warrant expense for the period ended October 31, 2003. No incremental value is recognized on September 30, 2004, the day they were last extended, because the FMV of these warrants on September 30, 2004 was lower than $411,000.

2.1.2. Liquidity and Capital Resources.

CompuSonics Video Corporation (“CPVD”) has completed a definitive agreement with a group of investors for purchase of US $400,000 of class E convertible preferred stock of CPVD, restricted under Rule 144, which was issued during October 2004. The private placement is intended basically to insure the launch of TreeSoft’s enterprise resource management (“ERP/CRM”) software products for the NAFTA market in USA, Canada and Mexico.

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

Management expects that borrowings from the related parties will continue in the future, if needed.

The Company should generate sufficient cash to support its operations during the twelve-month period following the date of the financial statements being reported upon, by relying on the related parties loans, and on the capital investments through the sale of additional securities. Company’s management expects that the related parties will continue to support the Company’s operations for the following 12-month period, and support the future operations costs. During October 31, 2004, $400,000 was invested in the Company from various accredited investors through the sale of preferred convertible stock. The proceeds from this sale were used to pay off a significant portion of the outstanding liabilities of the Company, and provide sufficient working capital for the next three months following December 2004.

ITEM 3: CONTROLS AND PROCEDURES.

2.1.3. Evaluation of Disclosure Controls and Procedures.

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

2.1.4. Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2004 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

3. PART II.  OTHER INFORMATION

3.1. ITEM 1:  LEGAL PROCEEDINGS.

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

The lawsuit was settled in early August 2004. The Company paid $90,000 settlement fee to Plaintiff.

3.2. .ITEM 3:  EXHIBITS AND REPORTS ON FORM 8-K:

            (a) Exhibits

                 None

            (b) Reports on Form 8-K

                 Form 8-K filed on September 30, 2004.

4. COMPUSONICS VIDEO CORPORATION SIGNATURE PAGE

Form 10-QSB

For the quarter ended

                             October .31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUSONICS VIDEO CORPORATION & SUBSIDIAIRES

(Company)

December 20, 2004       /s/ Thomas W. Itin     Chairman of the Board of Directors, President, CEO

                                      Thomas W. Itin

.

5. CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS REQUIRED BY

   SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CompuSonics Video Corporation (the "Company") on Form 10-QSB for the quarter ended October 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

2.

have evaluated the effectiveness of the Company's disclosure controls and procedures as of the date of the period covered by the Report; and

3.

have presented in the Report our conclusions about the effectiveness of the disclosure controls and  procedures based on the required evaluation.

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

December 20, 2004   /s/ Thomas W. Itin   Chief Executive Officer and Chief Financial Officer

                                Thomas W. Itin

#