Form 10KSB/A
period 2004-07-31
COMPUSONICS VIDEO CORP
filed 2004-12-29
CIK 777844

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

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB/A contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by us in fiscal year 2004, which runs from August 1, 2004 to July 31, 2005.

Table of Contents

  Part 1
    Item 1. Business
      General
      Patents
      Software Business
      Marketing and Sales
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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data immediately follow the signature page of this document and are listed under Item 14 of Part IV of this Annual Report on the Form 10-KSB/A.

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

Position

Thomas W. Itin

70

CEO, Chairman of the Board and Treasurer

Robert J. Flynn

68

Vice President, Director, and Secretary

Salvatore Parlatore

30

Director

Harald Engels

46

Director, Vice-Chairman of the Board Chairman of the Excecutive           Committee

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

(e) (1)

Background:

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

July31, 2004

July 31, 2003

Note payable Dearborn Wheels, Inc

90,000

60,000

Note payable TICO

-0-

3,000

Note payable First Equity Corporation

16,300

6,300

Note payable Acrodyne Corporation

-0-

7,750

Note payable Tico, Inc

100,000

-                                0-

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

Independent Auditor's Report

F-1

2.

Consolidated Balance Sheets at July 31, 2004 and 2003

F-2
Consolidated Statements of Operations for the years ended
July 31, 2004, 2003

F-3
Consolidated Statements of Changes in Stockholders' Deficit for the years ended July 31, 2004, 2003

F-4
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

(iii)

Reports on Form 8-K

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

Required exhibits are listed in Item 14 (a) (3) of this Annual Report on Form 10-KSB/A.

5.

Financial Statement Schedules

Required financial statement schedules are attached hereto and are listed in Item 14(a) (2) of this Annual Report on Form 10-KSB/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

COMPUSONICS VIDEO CORPORATION

(Company)

By: s/s Thomas W. Itin

Thomas W. Itin, Chairman

Date:     December 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated,

on December 29, 2004.

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

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,
AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-KSB/A for the year ended July 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

C.

have evaluated the effectiveness of the Registrant's disclosure controls and procedures as of the end of the period covered by the Report; and

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

Dated: December 29, 2004