Form 10KSB/A
period 2004-07-31
COMPUSONICS VIDEO CORP
filed 2005-01-12
CIK 777844

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

COMPUSONICS VIDEO CORPORATION

(Company)

By: s/s Thomas W. Itin

Thomas W. Itin, Chairman

Date:     January 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated,

on January 12, 2005.

Signature:

/s/ Thomas W. Itin

Thomas W. Itin

Title:  Chairman of the Board of Directors

           President, CEO

Signature:

/s/ Robert J. Flynn

Robert J. Flynn

Title:  Director

Signature:

/s/ Harald Engels

Harald Engels

Title:  Director

Signature:

/s/ Andreas Kuestermann

Andreas Kuestermann

Title:  Director

Signature:

/s/ Salvatore Parlatore

Salvatore Parlatore

Title: Director

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

CompuSonics Video Corporation and Subsidiaries

We have audited the accompanying balance sheets of CompuSonics Video Corporation and Subsidiaries as of July 31, 2004 and 2003, and the related statements of income, changes in stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

Dated: January 12, 2005