Form 10QSB
period 2005-01-31
COMPUSONICS VIDEO CORP
filed 2005-03-17
CIK 777844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005

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

Common Stock, $.001 Par Value

---------------------------------------

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days:               Yes   X     No ___

As of March 17, 2005 a total of 160,006,250 shares of common stock, $.001 par value, were issued and outstanding, 4,000,000 shares of Class B Preferred Convertible Stock, 2,000,000 shares of Class D Preferred Convertible Stock, and 24,000,000 shares of Class E Preferred Convertible Stock were issued and outstanding and the aggregate market value of the voting stock including the preferred voting shares, held by non-affiliates of the Company was approximately $4,300,000 based on the average of the bid and asked prices as of, March 07, 2005 of $0.016 as reported by the Over-The-Counter Bulletin Board (OTCBB).

Table of Contents

  1. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS
  2. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  3. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS
  4. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
    4.1. NOTE 1:   INTERIM FINANCIAL STATEMENTS.
    4.2. NOTE 2:   EQUIPMENT
    4.3. NOTE 3: PURCHASE OF ASSETS
    4.4. NOTE 4: INTANGIBLE ASSETS
    1.1. NOTE 5:   NOTES PAYABLE TO RELATED PARTIES.
    1.2. NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES - RELATED PARTIES.
    1.3. NOTE 7: STOCKHOLDERS' EQUITY
      1.3.1. Preferred Convertible Stock
      1.3.2. Series B Preferred Convertible Stock.
      1.3.3. Series D Preferred Convertible Stock.
      1.3.4. Issuance of Series E Preferred Convertible Stock.
      1.3.5. Public Offering of Common Stock
      1.3.6. Incentive Stock Option Plan
      1.3.7. Additional Paid in Capital-Public Warrants
    1.4. NOTE 8: RELATED PARTY CONSULTING FEES.
    1.5. NOTE 9. COMPUTATION OF EARNINGS PER SHARE
  2. ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.
      2.1.1. Results of Operations.
      Three months ended January 31, 2005 compared to three months ended January 31, 2004.
      2.1.2. Results of Operations.
      Six months ended January 31, 2005 compared to six months ended January 31, 2004
      2.1.3. Liquidity and Capital Resources.
      2.1.4. Evaluation of Disclosure Controls and Procedures.
      2.1.5. Changes in Internal Controls
  3. PART II.   OTHER INFORMATION
    3.1. ITEM 1:   LEGAL PROCEEDINGS.
    3.2. .ITEM 3:   EXHIBITS AND REPORTS ON FORM 8-K:
  4. CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS REQUIRED BY
        SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

1. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS

(In US dollars)

	Unaudited
ASSETS	01/31/05	07/31/04
Current Assets
Cash	$ 43,632	$ 5,228
Total Current Assets	43,632	5,228
Property and Equipment
Equipment	4,976	4,976
Accumulated Depreciation Equipment	(972)	(474)
Total Property and Equipment	4,004	4,502
Other Assets
Licenses and Agreements	1,395,000	1,395,000
Accumulated Amortization	(77,500)	(31,000)
Total Other Assets	1,317,500	1,364,000
Total Assets	$ 1,365,136	$ 1,373,730
LIABILITIES AND CAPITAL
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 39,415	$ 103,685
Accounts Payable-Related Party	130,879	134,107
Notes Payable - Related Party	0	206,300
Total Liabilities	170,294	444,092
Capital
Preferred Stock-Series B Convertible, 20,000,000 Shares Authorized, 4,000,000 Shares Issued and Outstanding.	400,000	400,000
Preferred Stock-Series D Convertible, 20,000,000 Shares Authorized, 2,000,000 Shares Issued and Outstanding.	2,000	2,000
Preferred Stock-Series E Convertible, 24,000,000 Shares Authorized, 24,000,000 Shares Issued and Outstanding.	400,000	0
Common Stock. $0.01 Par Value, 300,000,000 Shares Authorized, 160,006,250 Shares Issued and Outstanding.	160,006	160,006
Paid-in Capital	2,085,997	2,085,997
Paid -in-Capital Public Warrants	411,000	411,000
Accumulated Deficit	(2,264,161)	(2,129,365)
Total Capital	1,194,842	929,638
Total Liabilities & Capital	$ 1,365,136	$ 1,373,730

The accompanying notes are an integral part of this financial statement

2. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In US dollars) Unaudited

	Three Months Ended January 31 3131		Six Months Ended January 31
	2005	2004	2005	2004
Revenues
Income	$ 0	$ 0	$ 0	$ 0
Total Revenues	0	0	0	0
General and Administrative Expenses
Consulting Fees Related Party	21,437	21,913	44,435	42,910
Professional fees	11,437	23,917	15,260	32,248
Travel and Entertainment	189	3,664	358	4,275
Depreciation	249	0	498	0
Amortization	23,250	0	46,500	0
Research and Development	12,946	17,231	39,946	26,232
Other General & Administrative Expenses	35	511	390	3,835
Total Expenses	69,543	67,236	147,387	109,500
Gain (Loss) from operations	(69,543)	(67,236)	(147,387)	(109,500)
Other Income	0	0	12,591	0
Interest Expense Related Party	0	(2,727)	0	(4,624)
Interest Income	0	0	0	0
Warrant Expense	0	0	0	(411,000)
Total other income (Expense)	0	(2,727)	12,591	(415,624)
Net Income (Loss) before income taxes	(69,543)	(69,963)	(134,796)	(525,124)
Income tax benefit	0	0	0	0
Net Income (Loss)	(69,543)	(69,963)	(134,796)	(525,124)
Weighted average Number of Common Shares	160,006,250	160,006,250	160,006,250	160,006,250
Basic Earnings per Share	$ (0.000)	$ (0.000)	$ (0.000)	$ (0.003)
Adjusted Weighted Average Shares	253,406,250	200,006,250	253,406,250	200,006,250
Diluted Earnings per Share	$ (0.000)	$ (0.000)	$ (0.000)	$ (0.003)

The accompanying notes are an integral part of this financial statement

3. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In US dollars)

	Unaudited 1/31/2005	7/31/2004
Cash Flows From Operating Activities
Net Loss	$ (134,796)	$ (742,699)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities
Warrant Expense	0	411,000
Depreciation	498	474
Amortization	46,500	31,000
Increase (Decrease) In:
Accounts Payable and Accrued Liabilities	(64,270)	68,913
Accounts Payable-Related Parties	(3,228)	90,874
Total Adjustments	(20,501)	602,261
Net Cash (Used For) Operations	(155,296)	(140,438)
Cash Provided by Investing Activities
Purchase (Disposed )of Equipment	0	(4,976)
Net Cash (Used For) Investing Activities	0	(4,976)
Cash Provided by Financing Activities
Issuance of stock	400,000	0
Proceeds from Notes Payable - Related Party	0	129,250
Payments of notes payable	(206,300)	0
Net Cash Provided by Financing Activities	193,700	129,250
Increase (Decrease) in Cash	38,404	(16,164)
Balance at July 31, 2004	5,228	21,391
Balance at January 31, 2005	$ 43,632	$ 5,227

The accompanying notes are an integral part of this financial statement

4. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.1. NOTE 1:  INTERIM FINANCIAL STATEMENTS.

The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries (“ the Company”) have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and six-month periods ended January 31, 2005 and 2004; the Company's financial position at January 31, 2005 and July 31, 2004; and the cash flows for the six-month period ended January 31, 2005 and 2004. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the Company's July 31, 2004 Form 10-KSB.

The results for the three-month and six-month period ended January 31, 2005 are not necessarily indicative of future financial results.

4.2. NOTE 2:  EQUIPMENT

Equipment is stated at cost.  Depreciation is computed for financial reporting purposes on a straight-line basis over an estimated life. At January 31, 2005, equipment included software for the total cost of $4,976.  Accumulated depreciation at January 31, 2005 was $972.

4.3. NOTE 3: PURCHASE OF ASSETS

As of March 31, 2004, the Company added to its consolidated books the new subsidiary called TreeSoft USA, Inc initially owned by TreeCAD Engineering, Ltd, (TreeCAD) a company domiciled in Cyprus, in exchange for four (4) million shares of the company’s class D preferred convertible stock. TreeSoft USA Inc, currently possesses only one valuable intangible asset, called “License Agreement”. This asset represents the rights to distribute Electrical –CAD (E-CAD) software products, the rights to use the trademarks, product names, logos, artwork and sales promotion material, patents and product documentation, and other rights specified in the License Agreement dated March 25, 2003.

The first two million shares of class D preferred convertible stock were delivered to TreeCAD Engineering, Ltd, on March 31, 2004. These shares were held in escrow contingent upon the completion of a valid license agreement between TreeCAD Engineering, Ltd and TreeSoft USA, Inc, and pending development by TreeCAD of the translation from German to English internet home page of TreeSoft USA, Inc. The other two million shares of the same type of stock continue to stay in escrow, contingent upon fulfillment of certain other requirements, as being stated in the purchase agreement dated March 25, 2003.

Because TreeSoft USA operations were in the development stages and they had not commenced planned principal operations prior to the acquisition by CPVD, and the only asset that TreeSoft USA had was the exclusive distribution license for the TreeCAD products, this acquisition of TreeSoft USA by CPVD is treated as a purchase of assets under FASB rules.  As of January 31, 2005, the Company has recorded the license value of $1,395,000 equal to the FMV of the two million shares of preferred convertible stock issued to TreeCAD in March 2004.

4.4. NOTE 4: INTANGIBLE ASSETS

TreeSoft USA, Inc owns a valuable intangible asset, called “License Agreement”. This asset represents the rights to distribute Electrical –CAD (E-CAD) software products, the rights to use the trademarks, product names, logos, artwork and sales promotion material, patents and product documentation, and all other rights specified in the License Agreement dated March 25, 2003.

The acquisition cost of TreeSoft USA, Inc and therefore the value of this intangible asset are subject to adjustment pending the other release to TreeCAD of the rest of the consideration held in escrow.

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

Accumulated amortization at January 31, 2005 was $77,500.

1.1. NOTE 5:  NOTES PAYABLE TO RELATED PARTIES.

Balance of notes payable to related parties at July 31, 2004 was $206,300, and it was comprised of $90,000 note due to Dearborn Wheels, Inc; $16,300 note due to First Equity Corporation; and $100,000 note due to Tico, Inc. These notes payable were paid off in October 2004, reducing to zero balance of notes payable at January 31, 2005. Thomas W. Itin, Chairman of the Company has a direct or indirect minority interest in these three related parties.

1.2. NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES - RELATED PARTIES.

Balance of Accounts payable and Accrued Liabilities- Related Parties is comprised of the following:

Jan 31, 2005

Jul 31, 2004

Accrued Consulting Fees First Equity Corp.

$29,997

$36,663

Accrued Consulting Fees Dearborn Wheels, Inc

29,997

36,663

Accrued Consulting Fees TreeCAD Engineering, Ltd

70,885

45,590

Interest payable on the notes

             0

      15,191

Total

$130,879

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

No preemptive rights. The series B preferred stock have no preemptive rights as to any series of preferred stock issued subsequent to it.

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

Escrow agreement the Company has with the escrow agent is attached as an Exhibit in the amended 10-KSB for July 31, 2003. TreeCAD is able to vote the shares while they are held in escrow.

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

No preemptive rights. The series D preferred stock have no preemptive rights as to any series of preferred stock issued subsequent to it.

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

1.3.4. Issuance of Series E Preferred Convertible Stock.

In October 2004, $400,000 was invested in the Company from various accredited investors through the sale of 24million shares of class E preferred convertible stock and 24 million shares of warrants, Class E preferred convertible stock is convertible to 24 million shares of common stock

(Rate of 1 to 1). One newly issued warrant entitles the holder to purchase one share of common stock at a price of $0.018 during the five-year period ending October 31, 2009.

Rights, preferences, privileges and restrictions of the Series E Convertible Preferred stock

No Dividends. Holders of the Series E preferred stock are not entitled to dividends on their shares of series E preferred stock.

Liquidation preference. Upon the liquidation of the Company the holders of the series E preferred stock are entitled to receive out of the assets of the Company a distribution of $.10 for each share of Series E preferred stock held.

Conversion. Each share of series E Preferred stock is convertible respectively into (1) one share of common stock.

Voting rights. The holders of the Series E Preferred stock have voting rights as if the conversion to Common stock had taken place, and votes together with the Common stock as a single voting group except and to the extent the Colorado Business Corporation Act provides for voting rights as a separate class under section 7-110-104 or any successor statutory provision or as provided below.

An affirmative vote of at least 60 percent of the holders of the series E preferred stock is required for a) change in the rights, preferences or privileges of the series E preferred stock, b) an authorization, or issuance of additional shares of the same series, c) any change in the percent of series E preferred stock required to approve the forgoing.

No preemptive rights. The series E preferred stock have no preemptive rights as to any series of preferred stock issued subsequent to it.

Registration rights. On one occasion, at the request of the holders of at least 60% of the series E preferred stock, the Company shall register the shares of common stock issued or issuable upon conversion of the series E preferred stock with the Securities and Exchange Commission (“SEC”). In addition, if the company proposes to file a registration statement with the SEC under the securities act with respect to an offering of securities of the Company, then the Company shall give the holders of the series E preferred stock notice of its intention and an opportunity to include all or a portion of the shares of common stock issuable upon conversion of the series E preferred stock in the proposed registration statement.

Notices. Any notice, request, demand, consent, approval or any other communication required or permitted hereunder shall be in writing and shall be delivered by personal service or agent, by registered or certified mail, return receipt requested, with postage thereon fully prepaid.

1.3.5. Public Offering of Common Stock

In December 1985, the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to March 31, 2005. The Company may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

One Class B warrant entitles the holder to purchase one share of the Company's Common Stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to March 31, 2005. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a non-accountable expense allowance of $27,000.

The public offering was successfully completed on December 13, 1985 and the Company received $727,971 as the net offering proceeds for the 30,000,000 units sold. 6,250 Class A warrants have been exercised for total proceeds of $313, as of March 16, 2005.

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

1.3.7. Additional Paid in Capital-Public Warrants

CPVD incurred additional compensation expense in public warrants outstanding for the year ended July 31, 2004, as a result of the increase of the company’s common stock price above the exercise price of the public warrants, on September 30, 2003, the day of the extension of their expiration. Based on SFAS 123, the Company had determined the fair value of its public warrants being $411,000, as of September 30, 2003, the day of the extension of their expiration. The modification of terms of this award that makes it more valuable is treated as an exchange of an original award for a new award, resulting in additional compensation expense for the incremental difference in value. The original award was fair valued at $0, as of June 30, 2003, the day when these warrants were last extended. Thus, the incremental value of $411,000 was recognized as a warrant expense for the period ended October 31, 2003. No incremental value is recognized on December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004, and December 31, 2004, the dates they continued to be extended, because the FMV of these warrants was lower than the initial value of $411,000 recorded on September 30, 2003. These warrants are represented on the face of the Company’s balance sheet at July 31, 2004 and January 31, 2005 as Additional Paid in Capital-Public Warrants of $411,000.

1.4. NOTE 8: RELATED PARTY CONSULTING FEES.

The Company incurred $44,435 and $42,910 of consulting fees for the period ended January 31, 2005 and 2004, respectively. The Company is engaged in separate consulting agreements with the related parties.

Consulting fees expense includes:

Jan 31, 2005

Jan 31, 2004

Consulting fees –TreeCAD Engineering, Ltd

$4,439

$2,914

Consulting fees – First Equity Corporation

19,998

19,998

Consulting fees – Dearborn Wheels, Inc

  19,998

 19,998

Total

$44,435

$42,910

1.5. NOTE 9. COMPUTATION OF EARNINGS PER SHARE

The following table represents the computation of Basic and Diluted Earnings per Share at January 31, 2004 and January 31, 2005.

		January 31, 2005	January 31, 2004
A	Net Income	$ (134,796)	$(525,124)
	Weighted average Number of Common Shares	160,006,250	160,006,250
	Basic Earnings Per Share	(0.000)	(0.005)
	Adjusted Weighted Average Shares
	Common shares issued and outstanding	160,006,250	160,006,250
	Common shares equivalent to Preferred Class B shares issued and outstanding	40,000,000	40,000,000
	Common shares equivalent to Preffered Class D shares issued and outstanding	45,400,000	0
	Common shares equivalent to Preffered Class E shares issued and outstanding	8,000,000	0
B	Total Adjusted Weighted Average Shares	253,406,250	200,006,250
	Diluted Earnings Per Share (A divided by B)	$ (0.000)	$ (0.003)

2. Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

   CONDITION AND RESULTS OF OPERATIONS.

2.1.1. Results of Operations.

Three months ended January 31, 2005 compared to three months ended January 31, 2004.

The Company did not earn revenues for the quarters ended January 31, 2005 and 2004.

The Company incurred $ 21,437 and $21,913 of consulting fees for the quarters ended January 31, 2005 and 2004, respectively. The Company is engaged in separate consulting agreements, with the above parties.

Consulting fees expense includes:

Jan 31, 2005

Jan 31, 2004

Consulting fees –TreeCAD Engineering, Ltd

$1,439

$1,915

Consulting fees – First Equity Corporation

9,999

9,999

Consulting fees – Dearborn Wheels, Inc

    9,999

    9,999

Total

$21,437

$21,913

Research and development costs were $12,914 and $17,231 for the quarters ended January 31, 2005 and 2004, respectively. These costs are calculated at 90% of total billings from TreeCAD.

The Company incurred $11,437 and $23,917 of professional fees for the quarters ended January 31, 2005 and 2004. The decrease in 2005 is due to the decrease of legal expenses, as a result of the settlement of the lawsuit in Utah.

The Company did not incur interest expense for this quarter. Interest expense incurred for the quarter ended January 31, 2004 was $2,727. Related parties forgave the interest accrued on the notes payable, and the remaining balances on these notes were paid off in October 2004.

The Company recorded $249 in depreciation expense for this quarter related to the new assets purchased in January and March 2004.

The Company recorded $23,250 in license agreement amortization expense for this quarter. License was purchased on March 31, 2004.

Other general and administrative expenses were $ 35 for this quarter compared to $511 for the quarter ended January 31 2004. The change is due to some advertising, and subscriptions expense incurred in 2004.

2.1.2. Results of Operations.

Six months ended January 31, 2005 compared to six months ended January 31, 2004

The Company did not earn revenues for these two periods.

The Company incurred $44,435 and $42,910 of consulting fees owed to the related parties, for the periods ending January 31, 2005 and 2004, respectively.

Consulting fees expense includes:

Jan 31, 2005

Jan 31, 2004

Consulting fees –TreeCAD Engineering, Ltd

$4,439

$2,914

Consulting fees – First Equity Corporation

19,998

19,998

Consulting fees – Dearborn Wheels, Inc

19,998

19,998

Total

$44,435

$42,910

Research and development costs were $39,946 and $26,232 for the periods ended January 31, 2005 and 2004, respectively. These costs are calculated at 90% of total billings from TreeCAD.

The Company incurred $15,260 and $32,248 of professional fees during the periods ended January 31, 2005 and 2004, respectively. The decrease in such fees is due to the decrease in legal fees incurred in defending the lawsuit in Utah in 2004.

The Company did not incur interest expense for this period. Interest expense incurred for the period ended January 31, 2004 was $4,624. Related parties forgave the interest accrued on the notes payable, and the remaining balances on these notes were paid off in October 2004.

The Company recorded $498 of depreciation expense for this period related to the new assets purchased in January and March 2004.

The Company recorded $46,500 in license agreement amortization expense for this period, related to the license purchased on March 31, 2004.

Other general and administrative expenses were $ 390 and $3,835 for the periods ended January 31, 2005 and 2004, respectively. The change is due to an advertising expense incurred in late 2003, which announced for the first time the involvement of CPVD in the software business.

The Company incurred additional compensation expense in public warrants outstanding for the period ended January 31, 2004, as a result of the increase of the company’s common stock price above the exercise price of the public warrants, on September 30, 2003, the day of the extension of their expiry. Thus, in accordance with the provisions of SFAS 123, the Company has determined the fair value of its public warrants being $411,000, as of September 30, 2003, the day of the extension of the expiry of the public warrants. The modification of terms of this award that makes it more valuable shall be treated as an exchange of an original award for a new award, resulting in additional compensation expense for the incremental difference in value. The original award was fair valued at $0, as of June 30, 2003, the day when these warrants were extended. Thus, the incremental value of $411,000 was recognized as a warrant expense for the period ended October 31, 2003. No incremental value was recognized on December 31, 2004, the day they were last extended, because the FMV of these warrants on that day was lower than $411,000.

2.1.3. Liquidity and Capital Resources.

The Company postponed the release of TreeCAD because the unexpected market entry of Autodesk in the Electrical-CAD market would require significant higher market entry inventions than previously expected and calculated. As a major shareholder of CPVD, TreeCAD Engineering agreed to provide its CRM software without any additional costs or other expenditures, widening the scope of the March 25, 2003 contract between TreeCAD Engineering and CPVD. The CRM software is currently under the last development stage and will be ready to enter the USA market in April 2005. Marketing of this CRM software has a higher priority now than the originally planned marketing of the Electrical-CAD software. The Company believes that the successful negotiation and agreement with TreeCAD Engineering to extend the product offerings without additional costs for CPVD represents a significant amendment for all CPVD shareholders. Management is convinced that the disadvantage of later product marketing will be compensated by higher market opportunities of this software.

The Company expects to realize first revenues from the sale of CRM software in April 2005. First prospects are currently in acquisition. The CRM software licensing business (software sales) and business software implementation services (software services) are expected to be the major source for revenues for the first five years. With an increasing saturation of the software market the revenues from Software Maintenance contracts should become more and more important. The Company’s management expects, that the revenues from services will equal the revenues from the licensing business in about ten years. The company’s ERP/CRM software currently represents the most attractive licensing business. Through a network of specialized resellers the ERP/CRM product is expected to successfully be distributed to the customers. Management is working diligently to accomplish this ambitious project in the year 2006.

Management plans to finalize the project for providing Open Source Software services as an add-on to its CRM/ERP software licensing business, in April 2005. The integration of its commercial CRM/ERP software, innovative Open Source Software and networking hardware provides business customers with attractive opportunities to increase efficiency, stability, security and cost-effectiveness of their IT infrastructure. Revenues form this source are expected during spring 2005.

The Company should generate sufficient cash to support its operations during the twelve-month period following the date of the financial statements being reported upon, by relying primarily on the CRM software and service sales, the related parties loans, and on the capital investments through the sale of additional securities. Company’s management expects that the related parties will continue to support the Company’s operations for the following 12-month period, and support the future operations costs. During October 2004, $400,000 was invested in the Company from various accredited investors through the sale of preferred convertible stock. The proceeds from this sale were used to pay off a significant portion of the outstanding liabilities of the Company, and provide sufficient working capital for the next three months following December 2004.

ITEM 3: CONTROLS AND PROCEDURES.

2.1.4. Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “ Exchange Act”), as of the end of the period covered by the report and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

2.1.5. Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2005 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

3. PART II.  OTHER INFORMATION

3.1. ITEM 1:  LEGAL PROCEEDINGS.

First Equity Corporation, CompuSonics Video Corporation, and Enercorp, Inc vs. Target Holding B. V.i.o., a no longer existing partnership (“Target A”), Target Holding B.V, a consummated Netherlands business entity (“Target B”), Senol Halfar, Dietgard Adrian, George Burmann, Dana Burmann, H.J Güllüg, Halfar Consulting, and Gunn Allen Financial, Inc.

The Company is a Plaintiff party in the above lawsuit filed on January 31, 2005 in the United States District Court, Eastern District of Michigan, Southern Division. The Complaint alleges Fraud, Conspiracy, Breach of Contract, Defamation and Breach of Settlement Agreement and Mutual Release, and Violations of Securities Law actively, or aiding and abetting.

Defendant, Target A, initially established, in 2001, a securities account with Defendant, Gunn Allen Financial, which account was managed by Defendant George Burmann, manager of the Gunn Allen Finacial branch in Orlando. The purpose of this account was to receive shares of CPVD common stock from Plaintiff, First Equity Corporation and other CPVD shareholders, so Target A could receive approximately 32 million of such shares, pay Plaintiff, First Equity, and others, if any, for shares at prices ranging from one cent to two cents per share, so that those shares of CPVD could then be sold by Defendants Halfar, Burmann, and Gunallen for higher prices in the market for the purpose of realizing profits on behalf of Target A and raising equity capital for CPVD.

Defendants used a second entity in the Netherlands, Target B, with different owner, from Target A without informing Plaintiffs First Equity, CPVD, and Enercorp and without paying fully for stock delivered to George Burmann and Gunallen for the account of Target A. Burmann, Halfar, and Gunn Allen failed to provide requested information to First Equity, CPVD, Harald Engels, providing false pretexts and accuses. To the best of the Plaintiffs knowledge and belief, Defendants were able to sell over one million U.S dollars worth of CPVD stock, which Plaintiffs had tendered to the said GunnAllen account in absolute good faith.

Plaintiffs believe that the Defendants diverted and converted the profits of sale of CPVD stock to Target B, Halfar, George Burmann, and/or others in order to defraud First Equity, and CPVD and their former partner in Target A, Engels. Upon information and belief, defendants utilized the wrongfully diverted profits to launch and to help finance a scheme to take over Enercorp, and to help finance litigation that they brought in the name of George Burmann against Enercorp in Denver, Colorado for purposes of attempting to take over Enercorp to the detriment of First Equity, CPVD, and the Enercorp shareholders. Enercorp is a major shareholder of CPVD.

Plaintiffs have requested in whatever amount the Court deems appropriate, together with exemplary and/or punitive damages, costs, interest, and actual reasonable attorney fees, as permitted by law for their wrongful acts, and their willful, wanton misconduct.

3.2. .ITEM 3:  EXHIBITS AND REPORTS ON FORM 8-K:

            (a) Exhibits

                 None

            (b) Reports on Form 8-K

                None

COMPUSONICS VIDEO CORPORATION SIGNATURE PAGE

Form 10-QSB

For the quarter ended January 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUSONICS VIDEO CORPORATION & SUBSIDIAIRES

(Company)

March 17, 2005       /s/ Thomas W. Itin     Chairman of the Board of Directors, President, CEO

                                      Thomas W. Itin

.

4. CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS REQUIRED BY

   SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CompuSonics Video Corporation (the "Company") on Form 10-QSB for the quarter ended January 31, 2005 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

March 17, 2005   /s/ Thomas W. Itin   Chief Executive Officer and Chief Financial Officer

                                Thomas W. Itin

#