Form 10QSB
period 2005-04-30
COMPUSONICS VIDEO CORP
filed 2005-06-20
CIK 777844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

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

Common Stock, $.001 Par Value

---------------------------------------

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days:               Yes   X     No ___

As of March 17, 2005 a total of 160,006,250 shares of common stock, $.001 par value, were issued and outstanding, 4,000,000 shares of Class B Preferred Convertible Stock, 2,000,000 shares of Class D Preferred Convertible Stock, and 24,000,000 shares of Class E Preferred Convertible Stock were issued and outstanding and the aggregate market value of the voting stock including the preferred voting shares, held by non-affiliates of the Company was approximately $4,200,000 based on the average of the bid and asked prices as of, June 20, 2005 of $0.01 as reported by the Over-The-Counter Bulletin Board (OTCBB).

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
    4.2. NOTE 2:   EQUIPMENT
    4.3. NOTE 3: INTANGIBLE ASSETS
    1.1. NOTE 4:   NOTES PAYABLE TO RELATED PARTIES.
    1.2. NOTE 5: ACCOUNTS PAYABLE - RELATED PARTIES.
    1.3. NOTE 6: STOCKHOLDERS' EQUITY
      1.3.1. Preferred Convertible Stock
      1.3.2. Series B Preferred Convertible Stock.
      1.3.3. Series D Preferred Convertible Stock.
      1.3.4. Issuance of Series E Preferred Convertible Stock.
      1.3.5. Public Offering of Common Stock
      1.3.6. Incentive Stock Option Plan
      1.3.7. Additional Paid in Capital-Public Warrants
    1.4. NOTE 7. COMPUTATION OF EARNINGS PER SHARE
  2. ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.
      2.1.1. Results of Operations.
      Three months ended April 30, 2005 compared to three months ended April 30, 2004.
      2.1.2. Results of Operations.
      Nine months ended April 30, 2005 compared to nine months ended April 30, 2004
      2.1.3. Liquidity and Capital Resources.
      2.1.4. Evaluation of Disclosure Controls and Procedures.
      2.1.5. Changes in Internal Controls
      2.1.6. Management’s representation
  3. PART II.   OTHER INFORMATION
    3.1. ITEM 1:   LEGAL PROCEEDINGS.
    3.2. .ITEM 3:   EXHIBITS AND REPORTS ON FORM 8-K:
  4. CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS REQUIRED BY
        SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

1. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS

(In US dollars)

ASSETS	Unaudited
	04/30/05	07/31/04
Current Assets
Cash	$ 30,431	$ 5,228
Total Current Assets	30,431	5,228
Property and Equipment
Equipment	5,389	4,976
Accumulated Depreciation Equipment	(1,227)	(474)
Total Property and Equipment	4,162	4,502
Other Assets
Licenses and Agreements	1,395,000	1,395,000
Accumulated Amortization	(100,750)	(31,000)
Total Other Assets	1,294,250	1,364,000
Total Assets	$ 1,328,843	$ 1,373,730
LIABILITIES AND CAPITAL
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 50,605	$ 103,685
Accounts Payable-Related Party	150,877	134,107
Notes Payable - Related Party	0	206,300
Total Liabilities	201,482	444,092
Capital
Preferred Stock-Series B Convertible, 4,000,000 Shares Issued and Outstanding.	400,000	400,000
Preferred Stock-Series D Convertible, 2,000,000 Shares Issued and Outstanding.	2,000	2,000
Preferred Stock-Series E Convertible, 24,000,000 Shares Issued and Outstanding.	400,000	0
Common Stock. $0.01 Par Value, 300,000,000 Shares Authorized, 160,006,250 Shares Issued and Outstanding.	160,006	160,006
Paid-in Capital	2,085,997	2,085,997
Paid -in-Capital Public Warrants	411,000	411,000
Accumulated Deficit	(2,331,642)	(2,129,365)
Total Capital	1,127,361	929,638
Total Liabilities & Capital	$ 1,328,843	$ 1,373,730

The accompanying notes are an integral part of this financial statement

2. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In US dollars)

	Three Months Ended April 30		Nine Months Ended April 30
	2005	2004	2005	2004
Revenues
Income	$ 0	$ 0	$ 0	$ 0
Total Revenues	0	0	0	0
General and Administrative Expenses
Consulting Fees Related Party	20,998	21,907	65,433	64,819
Professional fees	13,858	2,417	29,118	34,665
Travel and Entertainment	0	0	358	4,275
Depreciation	256	225	753	225
Amortization	23,250	7,750	69,750	7,750
Research and Development	9,000	17,181	48,946	43,412
Other General & Administrative Expenses	120	205	510	4,039
Total Expenses	67,481	49,685	214,868	159,185
Gain (Loss) from operations	(67,481)	(49,685)	(214,868)	(159,185)
Other Income	0	0	12,591	0
Interest Expense Related Party	0	(3,015)	0	(7,638)
Interest Income	0	0	0	0
Warrant Expense	0	0	0	(411,000)
Total other income (Expense)	0	(3,015)	12,591	(418,638)
Net Income ( Loss) before income taxes	(67,481)	(52,700)	(202,277)	(577,823)
Income tax benefit	0	0	0	0
Net Income (Loss)	(67,481)	(52,700)	(202,277)	(577,823)
Weighted average Number of Common Shares	160,006,250	160,006,250	160,006,250	160,006,250
Basic Earnings per Share	$ (0.000)	$ (0.000)	$ (0.001)	$ (0.004)
Adjusted Weighted Average Shares	248,056,250	203,789,583	248,056,250	203,789,583
Diluted Earnings per Share	$ (0.000)	$ (0.000)	$ (0.001)	$ (0.003)

The accompanying notes are an integral part of this financial statement

3. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In US dollars)

                                                                                                           For the nine months ended

	4/30/2005	04/30/2004
Cash Flows From Operating Activities
Net Loss	$ (202,277)	$ (577,823)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities
Warrant Expense	0	411,000
Depreciation	753	225
Amortization	69,750	7,750
Increase (Decrease) In:
Accounts Payable and Accrued Liabilities	(53,080)	8,099
Accounts Payable-Related Party	16,770	40,781
Total Adjustments	34,193	467,855
Net Cash (Used For) Operations	(168,084)	(109,968)
Cash Provided by Investing Activities
(Purchase) Disposed of Equipment	(413)	(4,975)
Net Cash (Used For) Investing Activities	(413)	(4,975)
Cash Provided by Financing Activities
Issuance of stock	400,000	0
Proceeds from Notes Payable - Related Party	0	94,250
Payments of notes payable	(206,300)	0
Net Cash Provided by Financing Activities	193,700	94,250
Increase (Decrease) in Cash	25,203	(20,693)
Balance at July 31	5,228	21,391
Balance at April 30	$ 30,431	$ 698

The accompanying notes are an integral part of this financial statement

4. COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.1. NOTE 1:  INTERIM FINANCIAL STATEMENTS.

The accompanying consolidated financial statements of CompuSonics Video Corporation and Subsidiaries (“the Company”) have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and nine-month periods ended April 30, 2005 and 2004; the Company's financial position at April 30, 2005 and July 31, 2004; and the cash flows for the nine-month period ended April 30, 2005 and 2004. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the Company's July 31, 2004 Form 10-KSB.

The results for the three-month and nine-month period ended April 30, 2005 are not necessarily indicative of future financial results.

4.2. NOTE 2:  EQUIPMENT

Equipment is stated at cost.  Depreciation is computed for financial reporting purposes on a straight-line basis over an estimated life. At April 30, 2005, equipment included software for the total cost of $5,389.  Accumulated depreciation at April 30, 2005 was $1,227.

4.3. NOTE 3: INTANGIBLE ASSETS

TreeSoft USA, Inc, subsidiary of the Company owns a valuable intangible asset, called “License Agreement”. This asset represents the rights to distribute ERP, CRM and Electrical –CAD (E-CAD) software products, the rights to use the trademarks, product names, logos, artwork and sales promotion material, patents and product documentation, and all other rights specified in the License Agreement dated March 25, 2003.

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

Accumulated amortization at April 30, 2005 was $77,500.

1.1. NOTE 4:  NOTES PAYABLE TO RELATED PARTIES.

Balance of notes payable to related parties at July 31, 2004 was $206,300, and it was comprised of $90,000 note due to Dearborn Wheels, Inc; $16,300 note due to First Equity Corporation; and $100,000 note due to Tico, Inc. These notes payable were paid off in October 2004, reducing to zero balance of notes payable at April 30, 2005. Thomas W. Itin, Chairman of the Company has a direct or indirect minority interest in these three related parties.

1.2. NOTE 5: ACCOUNTS PAYABLE - RELATED PARTIES.

Balance of Accounts payable - Related Parties is comprised of the following:

April 30, 2005

Jul 31, 2004

Accrued Consulting Fees First Equity Corp.

$39,996

$36,663

Accrued Consulting Fees Dearborn Wheels, Inc

39,996

36,663

Accrued Consulting Fees TreeCAD Engineering, Ltd

70,885

45,590

Interest payable on the notes

             0

      15,191

Total

$150,877

$134,107

Harald Engels, Director of CPVD is managing partner of TreeCAD.

1.3. NOTE 6: STOCKHOLDERS' EQUITY

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

1.3.3. Series D Preferred Convertible Stock.

On March 31, 2004 the Company delivered to TreeCAD Engineering, Ltd two million shares of series D preferred convertible stock, Par value $0.001 per share, convertible at 1 for 22.7 rate into forty-five million four hundred thousand (45,400,000) restricted or legended shares of common stock, within five years of the closing date, at the holder’s discretion.  These shares are represented on the face of the statement of assets and liabilities. There is two other million shares of the same type of stock held in escrow, pending fulfillment of certain requirements by TreeCAD Engineering, Ltd.

Based on March 25, 2003 Purchase Agreement, TreeCAD Engineering, Ltd will be entitled to the right of receiving the shares held in escrow, only when TreeCAD fulfills the terms and conditions as stated in this agreement, which satisfy the release of the shares. If TreeCAD fails to fulfill all the duties and responsibilities as stated in the Purchase Agreement, which satisfy the release of shares held in escrow, TreeCAD would not be entitled to the right of receiving those shares.

The escrow agreement the Company has with the escrow agent is attached as an Exhibit in the amended 10-KSB for July 31, 2003. TreeCAD is able to vote the shares while they are held in escrow.

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

1.3.4. Issuance of Series E Preferred Convertible Stock.

In October 2004, $400,000 was invested in the Company from various accredited investors through the sale of 24 million shares of class E preferred convertible stock and 24 million shares of warrants, Class E preferred convertible stock is convertible to 24 million shares of common stock

(Rate of 1 to 1). One newly issued warrant entitles the holder to purchase one share of common stock at a price of $0.018 during the five-year period ending October 31, 2009.

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

1.3.5. Public Offering of Common Stock

In December 1985, the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to June 30, 2005. The Company may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

One Class B warrant entitles the holder to purchase one share of the Company's Common Stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to June 30,  2005. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a non-accountable expense allowance of $27,000.

The public offering was successfully completed on December 13, 1985 and the Company received $727,971 as the net offering proceeds for the 30,000,000 units sold. 6,250 Class A warrants have been exercised for total proceeds of $313, as of June 17, 2005.

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

1.3.7. Additional Paid in Capital-Public Warrants

CPVD incurred additional compensation expense in public warrants outstanding for the year ended July 31, 2004, as a result of the increase of the company’s common stock price above the exercise price of $0.05 on September 30, 2003, the day of the extension of their expiration. Based on SFAS 123, the Company had determined the fair value of its public warrants being $411,000, as of September 30, 2003. The modification of terms of this award that makes it more valuable is treated as an exchange of an original award for a new award, resulting in additional compensation expense for the incremental difference in value. No incremental value is recognized on March 31, 2005 the last date of extension of the expiry date, because the FMV of these warrants as of March 31, 2005 was lower than the initial value of $411,000 recorded on September 30, 2003.

1.4. NOTE 7. COMPUTATION OF EARNINGS PER SHARE

The following table represents the computation of Basic and Diluted Earnings per Share at April 30, 2005 and April 30, 2004.

		April 30, 2005	April 30, 2004
A	Net Income	$ (202,277)	$ (577,823)
	Weighted average Number of Common Shares	160,006,250	160,006,250
	Basic Earnings Per Share	(0.001)	(0.004)
	Adjusted Weighted Average Shares
	Common shares issued and outstanding	160,006,250	160,006,250
	Common shares equivalent to Preferred Class B shares issued and outstanding	40,000,000	40,000,000
	Common shares equivalent to Preffered Class D shares issued and outstanding	34,050,000	3,783,333
	Common shares equivalent to Preffered Class E shares issued and outstanding	14,000,000	0
B	Total Adjusted Weighted Average Shares	248,056,250	203,789,583
	Diluted Earnings Per Share (A divided by B)	$ (0.001)	$ (0.003)

2. Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

   CONDITION AND RESULTS OF OPERATIONS.

2.1.1. Results of Operations.

Three months ended April 30, 2005 compared to three months ended April 30, 2004.

The Company did not earn revenues for the quarters ended April 30, 2005 and 2004.

The Company incurred $20,998 and $21,907 of consulting fees for the quarters ended April 30, 2005 and 2004, respectively. The Company is engaged in separate consulting agreements, with the above parties.

Consulting fees expense includes:

April 30, 2005

April 30, 2004

Consulting fees –TreeCAD Engineering, Ltd

$1,000

$1,909

Consulting fees – First Equity Corporation

9,999

9,999

Consulting fees – Dearborn Wheels, Inc

   9,999

  9,999

Total

$20,998

$21,907

Research and development costs were $9,000 and $17,181 for the quarters ended April 30, 2005 and 2004, respectively. These costs are calculated at 90% of total billings from TreeCAD.

The Company incurred $13,858 and $2,417 of professional fees for the quarters ended April 30, 2005 and 2004. The increase in 2005 is due to the legal expenses incurred in relation with the lawsuit filed in the United States District Court, Eastern District of Michigan, Southern Division See Item 6.1.

The Company did not incur interest expense for this quarter. Interest expense incurred for the quarter ended April 30, 2004 was $3,015. Interest accrued on the notes payable was forgiven and the remaining balances on these notes were paid off in October 2004.

The Company recorded $256 and $225 in depreciation expense for the quarters ended April 30, 2005 and 2004 respectively.

The Company recorded $23,250 and $7,750 in license agreement amortization expense for the quarters ended April 30, 2005 and 2004, respectively. License was purchased on March 31, 2004, and is being amortized over a 15-year period.

Other general and administrative expenses were $120 and $205 for the quarters ended April 30, 2005 and 2004. The change is due to some advertising, and subscriptions expense incurred in 2004.

2.1.2. Results of Operations.

Nine months ended April 30, 2005 compared to nine months ended April 30, 2004

The Company did not earn revenues for these two periods.

The Company incurred $65,433 and $64,819 of consulting fees owed to the related parties, for the periods ending April 30, 2005 and 2004, respectively.

Consulting fees expense includes:

April 30, 2005

April 30, 2004

Consulting fees –TreeCAD Engineering, Ltd

$5,439

$4,825

Consulting fees – First Equity Corporation

29,997

29,997

Consulting fees – Dearborn Wheels, Inc

   29,997

   29,997

Total

$65,433

$64,819

Research and development costs were $48,946 and $43,412 for the periods ended April 30, 2005 and 2004, respectively. These costs are calculated at 90% of total billings from TreeCAD.

The Company incurred $29,118 and $34,665 of professional fees during the periods ended April 30, 2005 and 2004, respectively. The decrease in such fees is due to the decrease in legal fees incurred in defending the lawsuit in Utah in 2004.

The Company did not incur interest expense for this period. Interest expense incurred for the period ended April 30, 2004 was $7,638. Interest accrued on the notes payable was forgiven and the remaining balances on these notes were paid off in October 2004.

The Company recorded $753 and $225 in depreciation expense for the periods ended April 30, 2005 and 2004 respectively.

The Company recorded $69,750 and $7,750 in amortization expense for the periods ended April 30, 2005 and 2004 respectively, related to the license purchased on March 31, 2004.

Other general and administrative expenses were $510 and $4,039 for the periods ended April 30, 2005 and 2004, respectively. The change is due to some advertising expense incurred in late 2003, which announced for the first time the involvement of CPVD in the software business.

2.1.3. Liquidity and Capital Resources.

The Company postponed the release of TreeCAD because the unexpected market entry of Autodesk in the Electrical-CAD market would require significant higher market entry inventions than previously expected and calculated. As a major shareholder of CPVD, TreeCAD Engineering agreed to provide its CRM software without any additional costs or other expenditures, widening the scope of the March 25, 2003 contract between TreeCAD Engineering and CPVD. The CRM software is currently under the last development stage and was expected to be ready to enter the USA market in April 2005. Some additional changes in the software design postpone the release to July 2005. Marketing of this CRM software has a higher priority now than the originally planned marketing of the Electrical-CAD software. The Company believes that the successful negotiation and agreement with TreeCAD Engineering to extend the product offerings without additional costs for CPVD represents a significant amendment for all CPVD shareholders. Management is convinced that the disadvantage of later product marketing will be compensated by higher market opportunities of this software.

The Company expects to realize first revenues from the sale of CRM software in July 2005. Prospects are currently in acquisition, first test installations have been made. The CRM software licensing business (software sales) and business software implementation services (software services) are expected to be the major source for revenues for the first five years. With an increasing saturation of the software market the revenues from Software Maintenance contracts should become more and more important. The Company’s management expects, that the revenues from services will equal the revenues from the licensing business in about ten years. The company’s ERP/CRM software currently represents the most attractive licensing business. Through a network of specialized resellers the ERP/CRM product is expected to successfully be distributed to the customers. Management is working diligently to accomplish this ambitious project in the year 2006.

Management plans to finalize the project for providing Open Source Software services as an add-on to its CRM/ERP software licensing business, are scheduled now for August 2005. The integration of its commercial CRM/ERP software, innovative Open Source Software and networking hardware provides business customers with attractive opportunities to increase efficiency, stability, security and cost-effectiveness of their IT infrastructure. Revenues from this source are expected during summer 2005.

The Company should generate sufficient cash to support its operations during the 12-month period following the date of the financial statements being reported upon, by relying primarily on the CRM software and service sales, the related parties loans, and on the capital investments through the sale of additional securities. Company’s management expects that the related parties will continue to support the Company’s operations for the following 12-month period, and support the future operations costs.

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

2.1.5. Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2005 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

2.1.6. Management’s representation

Management's opinion is that all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments.

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

A motion to dismiss was filed by the defendants, and a reply against motion to dismiss was filed by the Plaintiff during the past 90 days. Another reply in support of motion to dismiss was filed by the defendants on June 7, 2005. Defendants allege that Plaintiffs have failed to serve Halfar Consulting, establish jurisdiction over GunAllen, Halfar Consulting and Dana Burmann. In addition defendants claim Plaintiffs are not entitled to injunctive relief. A trial date has not been set yet by the Court.

3.2. .ITEM 3:  EXHIBITS AND REPORTS ON FORM 8-K:

            (a) Exhibits

                 None

            (b) Reports on Form 8-K

                None

COMPUSONICS VIDEO CORPORATION SIGNATURE PAGE

Form 10-QSB

For the quarter ended April 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUSONICS VIDEO CORPORATION & SUBSIDIAIRES

(Company)

June 20, 2005       /s/ Thomas W. Itin     Chairman of the Board of Directors, President, CEO

                                      Thomas W. Itin

4. CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS REQUIRED BY

   SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CompuSonics Video Corporation (the "Company") on Form 10-QSB for the quarter ended April 30, 2005 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, We, Thomas W. Itin, Chief Executive Officer and Majlinda Xhuti Chief Financial Officer of the Company, certify to the best of our knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

6.

We acknowledge that the Chief Executive Officer and Chief Financial Officer:

are responsible for establishing and maintaining "disclosure controls and procedures" for the Company;

a.

have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which  the  Report was being prepared;

b.

have evaluated the effectiveness of the Company's disclosure controls and procedures as of the date of the period covered by the Report; and

c.

have presented in the Report our conclusions about the effectiveness of the disclosure controls and  procedures based on the required evaluation.

d.

have disclosed to the issuer's auditors and to the audit committee of the Board of Directors of the Company (or persons fulfilling the equivalent function):

e.

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

June 20, 2005   /s/ Thomas W. Itin   Chief Executive Officer

                                Thomas W. Itin

June 20, 2005   /s/ Majlinda Xhuti   Chief Financial Officer

                              Majlinda Xhuti

#