Form 10KSB
period 2005-07-31
COMPUSONICS VIDEO CORP
filed 2005-11-01
CIK 777844

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

x

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2005

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934     For the transition period from                          to

Commission file number: 0-14200

CPVD

COMPUSONICS VIDEO CORPORATION

(Exact name of Company as specified in its charter)

Colorado                                                          84-1001336

(State or other jurisdiction of                      (IRS Employer

incorporation or organization)        Identification Number)

33735 Enterprise Ct, Suite 600-B

Farmington Hills, MI 48331

(Address of principal executive offices, and zip code)

Company's telephone number, including area code:

(248) 994-0099

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark whether the company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the preceding 12 months and,  (2) has been subject to such filing  requirements for the past 90 days:   Yes   X        No

As of October 31, 2005, a total of 160,006,250 shares of common stock, $.001 par value, were issued and outstanding, 4,000,000 shares of Class B Preferred Convertible Stock, 2,000,000 shares of Class D Preferred Convertible Stock, and 24,000,000 shares of Class E Preferred Convertible Stock were issued and outstanding and the aggregate market value of the voting stock including the preferred voting shares, held by non-affiliates of the Company was approximately $ 1,347,000 based on the average of the bid and asked prices as of, October 31, 2005 of $0.005 as reported by the Over-The-Counter Bulletin Board (OTCBB).

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB/A contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by us in fiscal year 2005, which runs from August 1, 2005 to July 31, 2006.

Table of Contents

  PART 1
    Item 1.         Business
    Item 2.         Properties
    Item 3.         Legal Proceedings
    Item 4.         Submission of Matters to a Vote of Security Holders.
  PART II
    Item 5.         Market for Common Equity and Related Stockholder Matters.
    Item 6.         Management Discussion and analysis, or plan of operations.
    Item 7.         Financial Statements and Supplementary data
    Item 8.         Changes in and Disagreements with accountants on Accounting and Financial Disclosure
    Item 8.A       Controls and Procedures
    Item 8.B       Other information
  PART III
    Item9.           Directors and Executive Officers, Promoters and Control Persons;
                        Compliance With Section 16(a) of the Exchange Act.
    Item 10…..    Executive Compensation
    Item 11         Security ownership of Certain Beneficial Owners and Management and Related Stockholder matters.
    Item 12         Certain Relationships and Related Transactions
    Item 13         Exhibits
    Item 14         Principal Accountant Fees and Services
    SIGNATURES
    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
    REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
    Consolidated Balance Sheets
    Consolidated Statements of Operations
    Consolidated Statements of Changes in Stockholders’ Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements
    RULE 15D-14(A) CERTIFICATION OF CEO
    RULE 15D-14(A) CERTIFICATION OF CFO
    SECTION 1350 CERTIFICATION OF CEO
    SECTION 1350 CERTIFICATION OF CFO
    OTHER EXHIBITS

PART 1

Item 1. Business

General

CompuSonics Video Corporation (“CPVD”) is a technology development and distribution company with two different business lines:

•

Software Business
Our fully owned subsidiary Treesoft USA, Inc. develops, market and service computer software which assists our customers in managing and developing their business and controling their operations. Our products are targeting the small business markets of CRM, ERP and E-CAD software and related services. The software is supported on several different server operating systems, including Windows, Linux, Unix and Mac Os X.

•

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

We were incorporated in 1985 as a Colorado corporation. Our principal executive offices are located at 37735 Enterprise Ct, Farmington Hills, Michigan 48331, and our telephone number is 248-994-0099. Our web site is www.cpvd.com.

Software Business

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

Major Product Families

Treesoft USA markets and services mainly three product families: Treesoft Office (formerly named Better!Office); Open Source Business Suite; and TreeCAD.

•

Treesoft Office

Treesoft Office is a proprietary business software product line, which is intended to provide small and mid-size businesses with an highly integrated solution to manage and control a broad range of fundamental businesses processes. The following Treesoft Office modules are the main products in this product line:

1.

Treesoft CRM (first release was completed for September 2004)

2.

Treesoft ERP (in development stage )

3.

Item 1 Business (Continued)

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

Item 1 Business (Continued)

•

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

6)

PDF file creator software (PDF is a proprietary file format from Adobe Systems, Inc., San Jose, CA)

7)

firewall, anti virus and other security software

8)

data compression software

Additional available is server software for Linux networks and related services.

Item 1 Business (Continued)

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

The Linux operating system and the provision of related services will play an important role in the Company's future strategy. CPVD/Treesoft USA is facing an intense competition for its CRM and ERP products in companies using Windows networks. The increasing number of companies which make the switch to Linux, Mac Os X or Unix networks aren't well covered with cost-effective and powerful CRM products presently. CPVD considers these migrating companies as an attractive market for Treesoft USA because most competitors have no competing client-server CRM software for small businesses operated on Linux, Mac Os X or Unix servers. The cost-effectiveness of Linux makes this Open Source operating system very attractive for all companies, which want to reduce costs while improving performance, stability and security in their information technology environment. For 2006 CPVD intends to step into an Enterprise Linux partner program of IT-vendors like Red Hat, Raleigh, NC or Novell (Suse), Provo, UT.

•

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

•

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

Item 1 Business (Continued)

•

Support

Support revenues will provide significant portion of revenues with increasing sales of products. Our product support services include internet access, telephone access and onsite access to technical support personnel. The support organization also offers advanced product support services including remote database administration and performance monitoring and tuning.

•

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

Marketing and Sales

We sell our software products in the small and mid-size business software market. We believe that we are able to compete effectively in this market, although the competition is intense.

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

Item 1 Business (Continued)

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

Item 1 Business (Continued)

TreeSoft USA will cover the markets with a diversified distribution strategy via direct marketing (web marketing) and operating with distributors/resellers/vendors in the USA, Canada and Mexico (NAFTA).CPVD takes on the challenge to develop a workflow driven, highly integrated software family (Small Business Framework) which meets all needs of targeted firms and markets by 2008 through the consequent usage of the modern engineering technologies.

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

Competition

The software industry is intensely competitive and rapidly evolving. We see as our principal software competitors Best Software, Irvine, CA with its products Act! and SalesLogix, Frontrange Solutions, Inc., Colorado Springs, Colorado with its product Goldmine and Microsoft Corporation, Redmond, WA with its CRM software. Additionally several hundreds competing manufacturers of business software are direct competitors. CPVD and its resellers have to compete with the distribution partners and consultants of these competitors. There are numerous companies which provide business software, which are well established in the software market and are in competition with CPVD/Treesoft USA. Most of the companies with which the Company is competing possess substantially greater financial, technological and personnel resources than CPVD/Treesoft USA. There can be no assurance that CPVD/Treesoft USA can successfully compete with such competitors.CPVD considers the availability of its client-server enterprise database for non-Windows server like Linux, Mac Os X and many Unix operating systems as very important for its competitive situation.

Intellectual Property

CPVD owns valid and expired patents in the U.S. and other number of countries. CPVD believes that its patents still represent an important and valuable asset, even the expired patents, because the limitation period for patent infringement litigation is 6 years after the patent holder becomes aware of an infringement. Due to insufficient resources CPVD has not been able to pursue potential infringements in an appropriate manner.During the last years the U.S. jurisprudence acclaimed increasingly the value and justification of intellectual property. This development seems important for CPVD in its willingness to protect the rights of the Company's shareholders.

Item 1 Business (Continued)

Consequently an increasing number of law firms are willing to cooperate on a contingency basis. CPVD believes that its video data compression is valuable, possibly comparable with compression formats like JPEG. The management and Board of Directors is prepared to cooperate in 2005 with experienced partners and law firms to enforce the rights of CPVD’s shareholders.CPVD considers the following owned and maintained patents important for the shareholder value:

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

Item 1 Business (Continued)

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
CompuSonics Corporation, in 1985 owner of 7.1% of the Common Stock of CPVD, had produced audio digital systems that utilize microcomputer chips to record and reproduce audio signals using its proprietary digital audio technology, known as CSX. CPVD had exclusive license to utilize the audio part of the CSX technology in the development and production of its products and business operations. In CPVD's system that it had developed, video signals would be converted into numerical data representing video images. Data would then be stored in a temporary buffer memory. Each video frame image would be processed, through CSX technology, to reduce the amount of data to the minimum required to produce an image for playback closely resembling the image as initially recorded. The compressed data representing the video image would be stored on a computer information storage medium.  Playback of the digital data would occur on a monitor with a compatible signal receiving capability.Currently CPVD has no revenue from its patents.

Item 2.     Properties

CPVD has been using space, at no charge, in offices of related entities for the purposes of administration and development.

Item 3.     Legal Proceedings

CPVD is  a co plaintiff in First Equity and CompuSonics Video Corporation vs. Target Holding, B.V., Senol Halfar, George Burmann, and Gunn Allen Financial, Inc., Case Number: 05-CV-70341-DT. The complaint was filed at the Eastern District Court of Michigan, Southern Division on 01/31/05, and amended on 08/09/05. The Complaint alleges Fraud, Conspiracy, Breach of Contract, Defamation and Breach of Settlement Agreement and Mutual Release, and Violations of Securities Law actively, or aiding and abetting.

Defendant, Target A, initially established, in 2001, a securities account with Defendant, Gunn Allen Financial, which account was managed by Defendant George Burmann, manager of the Gunn Allen Finacial branch in Orlando. The purpose of this account was to receive shares of CPVD common stock from Plaintiff, First Equity Corporation and other CPVD shareholders, so Target could receive approximately 32 million of such shares, pay Plaintiff, First Equity, and others, if any, for shares at prices ranging from one cent to two cents per share, so that those shares of CPVD could then be sold by Defendants Halfar, Burmann, and Gunn Allen for higher prices in the market for profit purposes.

Plaintiffs believe that the Defendants diverted and converted the profits of sale of CPVD stock to Target B, Halfar, George Burmann, and/or others in order to defraud First Equity, and CPVD and their former partner in Target, Engels. Upon information and belief, defendants utilized the wrongfully diverted profits to launch and to help finance a scheme to take over Enercorp, Inc, a major shareholder of CPVD, through a proxy contest, and to help finance litigation that they brought in the name of George Burmann against Enercorp in Denver, Colorado for purposes of attempting to take over Enercorp to the detriment of First Equity, CPVD, and the Enercorp shareholders.

Plaintiffs have requested in whatever amount the Court deems appropriate, together with exemplary and/or punitive damages, costs, interest, and actual reasonable attorney fees, as permitted by law for their wrongful acts, and their willful, wanton misconduct.

There is no counter claim against CPVD. At this point, discovery has not been completed.

Item 4.     Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

Market Information

The principal market on which the Company's common stock, $.001 par value (the “Common Stock”), is traded is the over-the-counter market under the symbol “CPVD”.  Prices for the Common Stock have been reported in the National Daily Quotation Service “Pink Sheets” published by the National Quotation Bureau, Inc. since December 16, 1985 and the Over-The-Counter Bulletin Board (OTCBB) since January 1999. The range of high and low bid quotations for the Company's Common Stock during the years ended July 31, 2005 and 2004 are as follows.

                                                         HIGH BID            LOW BID

Fiscal 2005 - Quarters Ended:
October 31, 2004	0.053	0.030
January 31, 2005	0.040	0.021
April 30, 2005	0.025	0.016
July 31, 2005	$ 0.015	$ 0.005
Fiscal 2004 - Quarters Ended:
October 31, 2003	$ 0.077	$ 0.045
January 31, 2004	0.063	0.040
April 30, 2004	0.062	0.045
July 31, 2004	0.055	0.045

Holders

As of July 31, 2005, the number of record holders of the Company's Common Stock was approximately 5,200.

Dividends

CPVD has never paid dividends with respect to its Common Stock. CPVD has no current plans in paying dividends with respect to its Common Stock.

Item 6.     Management Discussion and analysis, or plan of operations.

CPVD is in the stage of marketing the TreeSoft CRM software to small and mid size markets in the USA. Management is confident that this software product is the best in the pool of the CRM products, and the most cost effective. CPVD has spent over one year in research and development activities involving translation and localization of the software from its German version. Such activities caused a negative cash flow for CPVD during the past two years. Management plans to create sales revenues from this software and such revenues should support companies daily operations for the next 12 months by turning a positive net cash flow. Concurrently with the sales revenues, related party loans should continue to support any additional cash needs.

Item 6 Management Discussion and analysis, or plan of operations (Continued)

CPVD has no current plans in purchasing or selling significant plants, or equipments for the next 12 months. CPVD plans to hire, or contract additional work force in the marketing department during the next 12 months.

Item 7.     Financial Statements and Supplementary data

Financial statements and supplementary data immediately follow the signature page of this document and are listed under Item 13 named Exhibits.

Item 8.

     Changes in and Disagreements with accountants on Accounting and Financial Disclosure

None.

Item 8.A     Controls and Procedures

Evaluation of Controls and Procedures

Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “ Exchange Act”), as of July 31, 2005 and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended July 31, 2005 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 8.B     Other information

None

PART III

Item9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

Name	Position with the Company	Age	Commencement Date
Thomas W. Itin	Director/Chairman/CEO	71	06/01/2001
Robert J. Flynn	Director/Vise President	69	05/01/2001
Salvatore M.Parlatore	Director	31	06/30/2002
Harald Engels	Director/	47	03/25/2003
Andreas Kuestermann	Director	43	03/25/2003

Salvatore Parlatore and Robert Flynn are the members of the Audit Committee of CPVD.

The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified.  Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

Directorships.

Mr. Itin is a director of Woodward Partners, Inc., Pro Golf International, Inc., and Ajay Sports, Inc., the latter two of which are publicly-held companies.  Mr. Flynn is Chairman of the Board of Funding Enterprises. Mr. Parlatore is a director of Enercorp, Inc. Mr. Parlatore serves as director of Enercorp, Inc, a related party to CPVD.

Business Experience:

Thomas W. Itin was elected a director of the Board of the Company in April of 2001.  Mr. Itin was a director of Williams Controls, Inc., a publicly held company since its inception in November 1988 until end of 2001.  He also served as Chairman of the Board and Chief Executive Officer of Williams from March 1989 until January 2001 and also as President and Treasurer from June 1993 until January 2001. In May 2001, Mr. Itin became a director of Enercorp, Inc., a publicly held company.  He received a Bachelor of Science degree from Cornell University and an MBA from New York University. Mr. Itin served on the Cornell University Council and was Chairman of the Technology Transfer Committee during the years 1994-2000.

Robert J. Flynn has been Chairman of the Board of Funding Enterprises, a Southfield, Michigan based marketing company for 20 years.  He has been active in the securities and insurance fields since 1963 and in the marketing of Real Estate securities since 1968.  Mr. Flynn is licensed as a registered security representative and insurance agent.

Item 9     Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act    (Continued)

Since 1981, he has been Chairman of the Act 78 Southfield Police and Fire Commission.  Mr. Flynn received a B.S. degree from Cornell University in 1958.

Salvatore M. Parlatore.is employed by Whirlpool in the position of Brand Manager for Kenmore. A native of Southampton, Long Island, Mr. Parlatore attended Brentwood College School, Vancouver Island, Canada then later earned a BS in Business Administration in 1996 at Cornell U., Ithaca - NY.  He earned a MBA degree in May 2003 majoring in marketing and information technology at the University of Illinois, Urbana-Champaign. Mr. Parlatore is the nephew of the wife of the Chairman.

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

Identification of Certain Significant Employees:

None.

Family Relationships:

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Involvement in Certain Legal Proceedings.

During the past five years none of the directors or officers of CPVD have been involved in:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 9     Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act    (Continued)

Audit committee financial expert.

CPVD’s Board of Directors has determined that CPVD has at least more than one audit committee financial expert serving on its committee. Mr. Parlatore Salvatore is determined to be one of these experts. He is deemed to be an independent director.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership on Form 3, reports of changes in ownership on Form 4 and annual statements of changes in ownership on Form 5.  Executive officers, directors and greater than ten percent beneficial owners are required under the regulations related to Section 16 to furnish the Company with a copy of each report filed.

Based solely upon a review of the copies of the reports received by the Company during the fiscal year ended July 31, 2005, and written representations of the persons required to file said reports, the Company believes that all reports were filed and done so on a timely basis.

Code of Ethics

CPVD has adapted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics includes standards that that are reasonably designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely, and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code

Item 10…..Executive Compensation

Cash Compensation.

CPVD paid no cash compensation to its directors or officers, during the FY 2005 and 2004.

Item 10     Executive Compensation (Continued)

Compensation Pursuant to Plans.

•

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

Stock Option and Stock Appreciation Rights Plans.

During the period from August 1, 2003, through July 31, 2005, no stock options were granted.

Other Compensation.

No other compensation having a value of the lesser of $100,000 or ten percent of the compensation reported in the table in paragraph (a) (1) of this Item was paid or distributed to any of the executive officers, individually or as a group, during the years ended July 31, 2005 or 2004.

Compensation of Directors.

•

Standard Arrangements.

CPVD reimburses its directors for expenses incurred by them in connection with business performed on the Company's behalf, including expenses incurred in attending meetings.

Item 10     Executive Compensation (Continued)

No such reimbursements were made for the period from August 1, 2004 through July 31, 2005.  CPVD does not pay any director's fees.

•

Other Arrangements.

None

•

Termination of Employment and Change of Control Arrangement.

None.

Item 11     Security ownership of Certain Beneficial Owners and Management and Related Stockholder matters.

Securities authorized for issuance under equity compensation plans.

None.

Security Ownership of Certain Beneficial Owners and Management.

•

Security ownership of certain beneficial owners.

The following table set forth the beneficial owners of more than five percent of any class of CPVD voting securities.

	Amount and Nature
Name and Address of	of Beneficial
Beneficial Owner	Ownership Of Class	Percent

Acrodyne Corporation	3,832,000*	14.2%
37735 Enterprise Ct, Ste 600-B
Farmington Hills, MI 48331

TreeCAD Engineering, Ltd	2,000,000**	17%
N.I. Nikolaides Ave. & Korivou Street
Penelope’s Palace/Suite 101
8010 Paphos, Cyprus

*Acrodyne owns 3,832,000 shares of preferred class B voting stock convertible into 38,320,000 shares of common stock of CPVD.

** TreeCAD owns 2,000,000 shares of preferred class D voting stock convertible into 45,400,000 shares of common stock of CPVD.

Item 11     Security ownership of Certain Beneficial Owners and Management and Related Stockholder matters (Continued).

•

Security ownership of management.

The following table sets forth names of number of shares as to each class of equity securities of CPVD or any of its subsidiaries other than directors' qualifying shares, beneficially owned by all directors and nominees, and directors and executive officers of the registrant as a group, as of October 31, 2005

	Amount and Nature
Name and Address of	of Beneficial
Beneficial Owner	Ownership Of Class	Percent

Thomas W. Itin	21,652,594	8.1%
37735 Enterprise Ct, Ste 600-B
Farmington Hills, MI 48331

Harald Engels	2,000,000***	16.85%
37735 Enterprise Ct, Ste 600-B
Farmington Hills, MI 48331

*** Harald Engels has beneficial ownership of the shares owned by TreeCAD Engineering, Ltd

Changes in control

There are no arrangements that might result in a change in control of CPVD.

Item 12     Certain Relationships and Related Transactions

Transactions with Management and Others.

Since the inception of CPVD related parties have provided loans to meet the operating cash flow needs. CPVD borrowed $140,000 from the following parties during the year ended July 31, 2004, as shown below:

Quorum Capital, Inc	$30,000
First Equity Corporation;	10,000
Tico, Inc;	100,000
$ 140,000

Chairman of CPVD Thomas W. Itin has an indirect interest in these entities, whereas his spouse has a direct interest through management and ownership positions.

Item 12     Certain Relationships and Related Transactions (Continued)

Also, CPVD paid $3,000 and $7,750 to TICO partnership and Acrodyne Corporation, respectively during year ended July 31, 2004. Mr. Itin is directly related to these entities through management and ownership positions. CPVD paid off all the outstanding notes payable to the related entities during fiscal year 2005. On May l 2003, CPVD entered into separate consulting agreements with Quorum Capital, Inc and First Equity Corporation. Both agreements identically provide for monthly consulting fees of $3,333 to each of these parties until April 30, 2008.

CPVD entered into a consulting agreement with TreeCAD Engineering Ltd, a Cypriot company. This agreement provides for an annual compensation for TreeCAD Engineering Ltd. charged on a time and material basis (T & M basis) and is limited to $120,000 per year, starting July 1, 2003. TreeCAD Engineering has a direct ownership in CPVD through 2 million shares of Class D Preferred Stock convertible to $45,400,000 shares of common stock. Also, President of TreCAD Engineering, Harald Engels is engaged as a consultant and Vice Chairman of the Board of Directors and Chairman of the Executive Committee of CPVD since March 25, 2003

Transactions with Promoters.

None.

Item 13     Exhibits

The following documents are filed as a part of this report Form 10-KSB immediately following the signature page.

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of July 31, 2005 and 2004	F-3
Consolidated Statements of Operations for each of the years in the two-year period ended July 31, 2005	F-4
Consolidated Statements of Changes in Stockholders' Equity for each of the years in the two-year period ended July 31, 2005	F-5
Consolidated Statements of Cash Flows for each of the years in the two-year period ended July 31, 2005	F-6
Notes to Consolidated Financial Statements	F-7-F15
(2) Certifications pursuant to 18 USC, Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.	F16-F19
(3) Exhibits:	F20-F23
3.1* Amended and Restated Articles of Incorporation
3.2* Bylaws

*Incorporated by reference from the Company's Registration Statement on Form S-18,
  No. 1-14200, and effective November 27, 1985 and prior SEC filings.

Item 14     Principal Accountant Fees and Services

Fees for services performed by J.L. Stephan Co, PC paid during the years ended July 31, 2005 and 2004 are as follows:

	2005	2004
Audit	$6,600	$8,000
Audit Related	3,300	4,824
Taxes	-	-
Other	$ -	$ -

Fees paid to the auditors were approved by the Audit Committee of CPVD. UHY LLP fees will be disclosed in the next year’s 10-KSB. (See the report on Form 8-K filed on October 26, 2005)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

COMPUSONICS VIDEO CORPORATION

(Company)

By: /s/ Thomas W. Itin

            President and CEO

Date:    October 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated,

on October 31, 2005.

Signature:   /s/ Thomas W. Itin

                    Chairman of the Board of Directors

                    President, CEO

Signature:  /s/ Robert J. Flynn

                  Director

Signature: /s/ Harald Engels

                  Director

Signature:  /s/ Andreas Kuestermann

                  Director

Signature: /s/ Salvatore Parlatore

                  Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Compusonics Video Corporation:

We have audited the accompanying consolidated balance sheet of Compusonics Video Corporation and Subsidiaries as of July 31, 2005, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compusonics Video Corporation and Subsidiaries as of July 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan

October 21, 2005

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

CompuSonics Video Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of CompuSonics Video Corporation and Subsidiaries as of July 31, 2004, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuSonics Video Corporation and Subsidiaries as of July 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

J L Stephan Co PC

Traverse City, MI

November 5, 2004

CompuSonics Video Corporation & Subsidiaries

Consolidated Balance Sheets

	July 31, 2005	July 31, 2004
ASSETS
Current Assets
Cash	$ 3,095	$ 5,228
Total Current Assets	3,095	5,228

Equipment	6,719	4,976
Accumulated Depreciation	(1,498)	(474)
Equipment, net	5,221	4,502

Licenses and Agreements	1,395,000	1,395,000
Accumulated Amortization	(88,634)	(31,000) (31,000)
Licenses and Agreements, net	1,306,366	1,364,000
Total Assets	1,314,682	1,373,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	33,008	103,685
Accounts Payable-Related Party	182,455	134,107
Notes Payable - Related Party	-	206,300
Total Liabilities	215,463	444,092
STOCKHOLDERS’ EQUITY
Preferred Stock-Series B Convertible, 20,000,000 Shares Authorized, 4,000,000 Shares Issued and Outstanding.	400,000	400,000
Preferred Stock-Series D Convertible, $0.001 Par Value, 20,000,000 Shares Authorized, 2,000,000 Shares Issued and Outstanding.	2,000	2,000
Preferred Stock-Series E Convertible, 24,000,000 issued and outstanding	400,000	-
Common Stock. $0.01 Par Value, 300,000,000 Shares Authorized, 160,006,250 Shares Issued and Outstanding.	160,006	160,006
Paid-in Capital	2,085,997	2,085,997
Paid-in Capital Public Warrants	411,000	411,000
Accumulated Deficit	(2,359,784)	(2,129,365)
Total Capital	1,099,219	929,638
Total Liabilities & Capital	$ 1,314,682	$ 1,373,730

See accompanying notes to consolidated financial statements.

CompuSonics Video Corporation & Subsidiaries

Consolidated Statements of Operations

	July 31, 2005	July 31, 2004
Revenues	$ -	$ -
Total Revenues	-	-
General and Administrative Expenses
Consulting Fees Related Party	87,431	154,728
Research and Development	66,946
Professional fees	39,452	38,431
Travel and Entertainment	358	4,275
Depreciation	1,023	474
Amortization	57,634	31,000
Other General & Administrative Expenses	686	4,060
Total General and Administrative Expenses	253,530	232,968

Loss from Operations	(253,530)	(232,968)
Interest Expense Related Party	-	(11,231)
Public Warrants Expense	-	(411,000)
Legal Settlement Contingency	-	(87,500)
Other Income	23,111	-
Total Other Income (Expense)	23,111	(509,731)
Loss before Income Taxes	(230,419)	(742,699)
Income Tax Expense	-	-
Net Loss	(230,419)	(742,699)
Weighted average Number of Common Shares Outstanding	160,006,250	160,006,250
Basic and Diluted Loss per Share	$ (0.001)	$ (0.005)

See accompanying notes to consolidated financial statements.

CompuSonics Video Corporation & Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended July 31, 2005 and 2004

	Preferred Shares						Common Stock		Additional	Paid-in
	Class B		Class D		Class E				Paid-in	Capital -	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, August 1, 2004	4,000,000	$400,000	-	$ -	-	$ -	$160,006,250	$160,006	$ 692,997	$ -	$ (1,386,666)	$ (133,663)
Issuance of Class D
Convertible preferred shares	-	-	2,000,000	2,000	-	-			1,393,000	-	-	1,395,000
Warrants issued	-	-	-	-	-	-			-	411,000	-	411,000
Net loss	-	-	-	-	-	-			-	-	(742,699)	(742,699)

Balance, August 1, 2004	4,000,000	400,000	2,000,000	2,000	-	-	160,006,250	160,006	2,085,997	411,000	(2,129,365)	929,638
Issuance of Class E
Convertible preferred shares	-	-	-	-	4,000,000	400,000	-	-	-	-	-	400,000
Net loss	-	-	-	-	-	-	-	-	-	-	(230,419)	(230,419)
Balance, July 31, 2005	4,000,000	$400,000	2,000,000	$ 2,000	4,000,000	$ 400,000	$160,006,250	$160,006	$2,085,997	$ 411,000	$ (2,359,784)	$ 1,099,219

See accompanying notes to consolidated financial statements.

CompuSonics Video Corporation & Subsidiaries

Consolidated Statements of Cash Flows

	July 31, 2005	July 31, 2004
Operating Activities
Net Loss	$ (230,419)	$(742,699)
Adjustments to reconcile Net Loss to net
cash used for operating activities
Warrant Expense	-	411,000
Depreciation	1,023	474
Amortization	57,634	31,000
Increase (Decrease) In:		-
Accounts Payable and Accrued Liabilities	(70,677)	68,914
Accounts Payable-Related Party	48,348	90,874
Total Adjustments	36,328	602,262
Net Cash Used For Operations	(194,091)	(140,437)
Investing Activities
Purchases of Equipment	(1,742)	(4,976)
Net Cash Used For Investing Activities	(1,742)	(4,976)
Financing Activities
Payment of Notes Payable	(206,300)	(10,750)
Proceeds from Issuance of Stock	400,000	-
Proceeds from Notes Payable	-	140,000
Net Cash Provided by Financing Activities	193,700	129,250
Net Decrease in Cash	(2,133)	(16,163)
Balance of cash at July 31, 2004	5,228	21,391
Balance of cash at July 31, 2005	$ 3,095	$ 5,228

Supplemental Disclosure of Cash Flow Information                                2005

                                                          2004

Cash paid during the year for interest                                                                   -                                    -

Non-Cash Transactions

Purchase of License Agreement for the issuance

of Preferred Stock Class D                                                         $               -                     $1,395,000$

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1      Significant Accounting Policies

Business History

On March 25, 2003 the Registrant signed the purchase agreement with TreeCAD Engineering Ltd (TreeCAD).  TreeCAD is a Cyprus based company owned by Harald Engels, one of the partners of German based company TreeSoft Germany.  TreeCAD owns the worldwide rights granted by TreeSoft Germany, to distribute certain software products of TreeSoft Germany, such as CRM, ERP and E-CAD.

This purchase agreement involved a stock for stock exchange of CPVD’s preferred stock and TreeSoft USA’s common stock, an American company which was initially owned by TreeCAD. TreeSoft USA, Inc owns a license to develop and market certain software products, including TreeSoft CRM and other products like E-CAD, and ERP, in the NAFTA region.  Currently CPVD and its 100% owned subsidiary TreeSoft USA is in the process of marketing the version 2.271 of TreeSoft CRM software product. This software was translated and localized from the German version of TreeSoft, which is being successfully marketed in Germany from TreeSoft Germany, which has over 20 years of experience in the software business. CPVD is in the process of marketing the TreeSoft CRM software in the NAFTA region.

CompuSonics Video Corporation (the "Company") was incorporated under the laws of the State of Colorado on August 14, 1985, for the purpose of developing, manufacturing and marketing a digital video recording and playback system.  On November 16, 1987, the Company acquired The Tyler-Shaw Corporation, a New York corporation ("Tyler-Shaw"), which was engaged in the business of direct mail marketing.  Effective July 31, 1992, Tyler-Shaw was considered inactive.  On January 20, 1988, the Company acquired all the outstanding stock of TS Industries, Inc. ("TSI") in a transaction accounted for as a pooling of interests. TSI was incorporated in the State of Colorado on July 28, 1987, but did not commence operations until the acquisition of The Tyler-Shaw Corporation. Currently, TSI is considered an inactive company. TreeSoft USA, Inc is the only operating subsidiary of CPVD.

Consolidation

The consolidated financial statements include the consolidated financial information of TSI since that entity's inception and TreeSoft, USA, Inc.  This consolidated financial information of TSI includes the operations of its wholly owned subsidiary, TSC, since its acquisition in 1987.

Notes to consolidated financial statements (continued)

All significant inter company balances and transactions have been eliminated in consolidation.

Patents

Patent costs for the years ended July 31, 1991 and prior were amortized on the straight-line method over the estimated useful life of the patents of 17 years.  Due to the lack of a marketable product, research and marketing development, and the lack of adequate capital to protect and take advantage of these patents, effective with the year ended July 31, 1992, all unamortized patent costs were fully amortized.  All patent maintenance costs are expensed when incurred. There was no cost incurred for the current patents of the Company during the years ended July 31, 2005 and 2004.

Income Taxes

CPVD and it's wholly owned subsidiaries file a consolidated federal income tax return.  Due to the Company's net operating losses there is no provision for federal income taxes in these financial statements.

Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. CPVD did not record any tax expenses for the two years covered by this report, due to net losses.

Net Loss Per Common Share

The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding. All "cheap stock" issued prior to the public offering is included in the computation as if it were outstanding from inception.

Convertible preferred class B, D and E shares were outstanding as of July 31, 2005 and 2004 but were not included in the computation of diluted earnings per share because the shares would be anti-dilutive.

Notes to consolidated financial statements (continued)

Cash Equivalents

CPVD considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Equipment and Depreciation

Equipment is stated at cost.  Depreciation is computed for financial reporting purposes on a straight-line basis over an estimated life of 5 years.  Expenditures and improvements which add significantly to the productive capacity or extend the useful life of an asset are capitalized.

Intangible Assets and Amortization

TreeSoft USA, Inc, the operating subsidiary of CPVD owns a valuable intangible asset, called “License Agreement”. This asset represents the rights to distribute TreeCAD Engineering Ltd software products, and the rights to use the Treesoft trademarks, Treesoft product names, Treesoft logos, Treesoft artwork and Treesoft sales promotion material, all patents and all product documentation, and all other rights specified in the License Agreement dated March 25, 2003.

Currently the value of the above asset is $1,395,000. The acquisition cost of TreeSoft USA, Inc and therefore the value of this intangible asset are subject to adjustment pending the other release of the consideration held in escrow to TreeCAD Engineering, Ltd.

CPVD believes that the estimated useful life of this license agreement should be 24 years. CPVD is using the straight-line method of amortization. In estimating the useful life of this asset, management considered the following factors:

•

Legal, regulatory and contractual provisions.

•

Provisions for renewal or extension.

•

Effects of demand, competition, and other economic factors.

•

Service life expectancies of individual or groups of employees.

•

Expected actions of competitors and others.

At the end of the FY 2005, CPVD had a change in the estimated useful life of the license. CPVD determined that the useful life of the license should be 24 years, and not 15 years as stated in the pervious 10-KSB for FY 2004. This change in the estimated useful life of the license is in compliance with the license agreement dated March 25, 2003. Both accumulated amortization and amortization expense reflect this change as a change in accounting estimate as of and for the year ended July 31, 2005.

Notes to consolidated financial statements (continued)

Long-Lived asset impairment

Our policy for determining when a long-lived asset or identifiable intangible asset is impaired, complies with SFAS 144. Impairment would be recorded only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. Impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Research and Development Costs

All research and development costs are charged to expense when incurred. Disclosure is made in the financial statements of the total research and development costs charged to expense in each period for which an income statement is presented. The Company incurred $66,946 and $67,264 of research and development costs for the FY’s 2005 and 2004, respectively. Research and development costs comprise 90% of total costs incurred for TreeCAD services to CPVD.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such management estimates include an allowance for doubtful accounts receivable, recognition of profit under long-term contracts, valuation allowances against deferred income taxes, estimates related to recovery of long lived assets and accruals of product warranty and other liabilities.

Notes to consolidated financial statements (continued)

Note 2     Related Entity Notes Payable

Balance of “Notes payable –Related Party” is composed of the following notes payable at July 31, 2004:

Quorum Capital, Inc	$ 90,000
First Equity Corporation;	16,300
Tico, Inc;	100,000
$ 206,300

CPVD had no outstanding notes payable as of July 31, 2005. They were paid off in October 2004, using the proceeds from the infusion of capital through issuance of Series E Preferred Stock.

CPVD borrowed $140,000 from the following parties during the year ended July 31, 2004, as shown below:

Quorum Capital, Inc	$30,000
First Equity Corporation;	10,000
Tico, Inc;	100,000
$ 140,000

Chairman of CPVD Thomas W. Itin has an indirect interest in these entities, whereas his spouse has a direct interest through management and ownership positions.

Also, CPVD paid $3,000 and $7,750 to TICO partnership and Acrodyne Corporation, respectively during year ended July 31, 2004. Mr. Itin is directly related to these entities through management and ownership positions.

Note 3      Accounts payable and Accrued Liabilities-Related Party.

Balance of accrued consulting fees owed to First Equity Corporation (“FEC”), and Quorum Capital Inc (“DWI”) was $49,995 and $49,995 at July 31, 2005 and 2004, respectively. On May l, 2003, CPVD entered into separate consulting agreements with DWI and FEC. Both agreements identically provide for monthly consulting fees of $3,333 to each of these parties until April 30, 2008.

Balance of accrued consulting fees owed to TreeCAD was respectively $82,465 and $45,590, at July 31, 2005 and 2004, respectively. CPVD entered into a consulting agreement with TreeCAD, a Cypriot company. This agreement provides for an annual compensation for TreeCAD charged on a time and material basis and is limited to $120,000 per year, starting July 1, 2003. TreeCAD Engineering has a direct ownership in CPVD through 2 million shares of Class D Preferred Stock convertible to 45,400,000 shares of common stock.

Notes to consolidated financial statements (continued)

Also, President of TreCAD, Harald Engels is engaged as a consultant and Vice Chairman of the Board of Directors and Chairman of the Executive Committee of CPVD since March 25, 2003

CPVD paid $36,740 and $39,146 to TreeCAD during FY 2005 and 2004, respectively.

CPVD has determined that 90% of costs incurred for TreeCAD must be qualified as Research and Development Costs.

Note 4     Stockholders' Equity

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

Series B Preferred Convertible stock

CPVD issued four (4) million shares of Series B preferred convertible stock, convertible at 10 to 1 into forty (40) million shares of common stock, to Quorum Capital, Inc. and First Equity Corporation, in exchange for the extinguishments of the indebtedness to these related parties, totaling $412,117.

Series D Preferred Convertible Stock

On March 31, 2004, the Company issued two (2) million shares of series D preferred convertible stock to TreeCAD Engineering, Ltd, a Cypriot company, pursuant to the terms and conditions of the Purchase Agreement dated March 25, 2003. Another two (2) million shares of this type of stock is in escrow pending completion of certain requirements by TreeCAD, and it is expected to be released in the near future.  Both the (2) million shares issued and the (2) million shares in escrow have voting rights as of July 31, 2005.

Series E Preferred Convertible Stock.

In October 2004, $400,000 was invested in the Company from various accredited investors through the sale of 24 million shares of class E preferred convertible stock and 24 million shares of warrants. Class E preferred convertible stock is convertible to 24 million shares of common stock

(Rate of 1 to 1). One warrant entitles the holder to purchase one share of common stock at a price of $0.018 during the five-year period ending October 31, 2009.

Public Offering of Common Stock

In December 1985, the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant.

Notes to consolidated financial statements (continued)

One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to December 31, 2005. CPVD may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

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

Additional Paid in Capital-Public Warrants

As of September 30, 2003, CPVD incurred additional compensation expense in outstanding public warrants for FY 2004, as a result of the increase of CPVD common stock price above the exercise price of the public warrants.  CPVD determined that fair value of its public warrants was $411,000, as of September 30, 2003, the day of the extension of their expiration. Based on SFAS 123, the modification of terms of an award that makes it more valuable shall be treated as an exchange of an original award for a new award, resulting in additional compensation expense for the incremental difference in value. The original award was fair valued at $0, as of June 30, 2003, the day when these warrants were last extended. Thus, the incremental value of $411,000 was recognized as warrant expense for the quarter ended October 31, 2003. No incremental value is recognized on the dates of the extensions of their expiration following September 30, 2003, because fair value of these warrants was lower than the initial value of $411,000. These warrants are represented on the face of the balance sheet at July 31, 2004 as Additional Paid in Capital-Public Warrants in the amount of $411,000. CPVD uses Binomial Tree Warrant Calculator Model to fair value its outstanding warrants

Incentive Stock Option Plan

On October 4, 1985, the Company's board of directors authorized an Incentive Stock Option Plan covering up to 7,000,000 shares of the Company's common stock for key employees.  The board of directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options.  There were no options issued or outstanding as of or for the years ended July 31, 2005 or 2004.

Notes to consolidated financial statements (continued)

Note 5     Related Party Transactions

Since the inception of CPVD related parties have provided loans to meet the operating cash flow needs. CPVD borrowed $140,000 from the following parties during the year ended July 31, 2004, as shown below:

Quorum Capital, Inc	$30,000
First Equity Corporation;	10,000
Tico, Inc;	100,000
$ 140,000

Chairman of CPVD Thomas W. Itin has an indirect interest in these entities, whereas his spouse has a direct interest through management and ownership positions.

Also, CPVD paid $3,000 and $7,750 to TICO partnership and Acrodyne Corporation, respectively during year ended July 31, 2004. Mr. Itin is directly related to these entities through management and ownership positions.

CPVD paid off all the outstanding notes payable to the related entities during fiscal year 2005.

On May l 2003, CPVD entered into separate consulting agreements with Quorum Capital, Inc and First Equity Corporation. Both agreements identically provide for monthly consulting fees of $3,333 to each of these parties until April 30, 2008.

CPVD entered into a consulting agreement with TreeCAD, a Cypriot company. This agreement provides for an annual compensation for TreeCAD charged on a time and material basis, and is limited to $120,000 per year, starting July 1, 2003. TreeCAD a direct ownership in CPVD through 2 million shares of Class D Preferred Stock convertible to $45,400,000 shares of common stock. Also, President of TreeCAD, Harald Engels is engaged as a consultant and Vice Chairman of the Board of Directors and Chairman of the Executive Committee of CPVD since March 25, 2003

Note 6     Income Taxes

The components of the deferred tax asset (liability) at July 31, 2005 and 2004 consist of the following:

	July 31, 2005	July 31, 2004
Net operating loss carry over	$595,000	$550,000
Valuation Allowance	(595,000)	(550,000)
Total net deferred tax assets	$ -	$ -

Notes to consolidated financial statements (continued)

Tax credits will be reflected in the income statement under the flow-through method as a deduction of income taxes in the year in which they are used.  At July 31, 2005 CPVD had approximately $1,800,000 of NOL carry forwards, which begin to expire in various years beginning in fiscal year 2006.

The primary difference between the book and tax net operating loss carryforwards result from differences in depreciation and amortization methods and the treatment of unrealized loss of market value of certain investments.

Note 7     Legal Proceedings.

CPVD is a co plaintiff with First Equity and CompuSonics Video Corporation vs. Target Holding, B.V., Senol Halfar, George Burmann, and Gunnallen Financial, Inc., Case Number: 05-CV-70341-DT. The complaint was filed at the Eastern District Court of Michigan, Southern Division on January 31, 2005, and amended on August 9, 2005. The Complaint alleges fraud, conspiracy, breach of contract, defamation and breach of settlement agreement and mutual release, and violations of securities law actively, or aiding and abetting.

Defendant, Target A, initially established, in 2001, a securities account with Defendant, Gunn Allen Financial, which account was managed by Defendant George Burmann, manager of the Gunn Allen Finacial branch in Orlando. The purpose of this account was to receive shares of CPVD common stock from Plaintiff, First Equity Corporation and other CPVD shareholders, so Target could receive approximately 32 million of such shares, pay Plaintiff, First Equity, and others, if any, for shares at prices ranging from one cent to two cents per share, so that those shares of CPVD could then be sold by Defendants Halfar, Burmann, and Gunn Allen for higher prices in the market for profit purposes.

Plaintiffs believe that the Defendants diverted and converted the profits of sale of CPVD stock to Target B, Halfar, George Burmann, and/or others in order to defraud First Equity, and CPVD and their former partner in Target, Engels.

Upon information and belief, defendants utilized the wrongfully diverted profits to launch and to help finance a scheme to take over Enercorp, Inc, a major shareholder of CPVD, through a proxy contest, and to help finance litigation that they brought in the name of George Burmann against Enercorp in Denver, Colorado for purposes of attempting to take over Enercorp to the detriment of First Equity, CPVD, and the Enercorp shareholders.

Plaintiffs have requested in whatever amount the Court deems appropriate, together with exemplary and/or punitive damages, costs, interest, and actual reasonable attorney fees, as permitted by law for their wrongful acts, and their willful, wanton misconduct.

There is no counter claim against CPVD. At this point, discovery has not been completed.

RULE 15D-14(A) CERTIFICATION OF CEO

I, Thomas W. Itin certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of CompuSonics Video Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

CEO Certification (continued)

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 31, 2005

/s/ Thomas W. Itin
Chief Executive Officer

RULE 15D-14(A) CERTIFICATION OF CFO

I, Majlinda Xhuti, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of CompuSonics Video Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

CFO Certification (continued)

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 31, 2005

/s/ Majlinda Xhuti
Chief Financial Officer

SECTION 1350 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of CompuSonics Video Corporation (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 31, 2005

/s/Thomas W Itin.

Chairman of the Board of Directors and
Chief Executive Officer

SECTION 1350 CERTIFICATION OF CFO

      I, Majlinda Xhuti, Chief Financial Officer of CompuSonics Video Corporation (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 31, 2005

/s/Majlinda Xhuti.

Chief Financial Officer

OTHER EXHIBITS

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

Exhibits (continued)

Notices

Any notice, request, demand, consent, approval or the other communication required or permitted hereunder shall be in writing and shall be delivered by personal service or agent, by registered or certified mail, return receipt requested, with postage thereon fully prepaid.

Rights, preferences, privileges and restrictions of the Series D Convertible Preferred stock

No Dividends

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

Exhibits (continued)

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

Exhibits (continued)

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