Form 10QSB
period 2005-10-31
COMPUSONICS VIDEO CORP
filed 2005-12-15
CIK 777844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2005
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 0-14200

CPVD

COMPUSONICS VIDEO CORPORATION

 (Exact name of Registrant as specified in its charter)

Colorado                                                                          84-1001336

(State or other jurisdiction of                                              (I.R.S. Employer

incorporation or organization)                                  Identification Number)

37735 Enterprise Ct, Suite 600-B

Farmington Hills, MI 48331

(Address of principal executive offices)

Registrant's telephone number, including area code: (248) 994-0099

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:               Yes   X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)            Yes            No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                             Yes           No   X

The number of shares outstanding of the registrant’s common stock as of October 31, 2005 was 160,006,250.

Table of Contents

  PART 1

  Item 1.   Financial Statements
  Notes to Consolidated Financial Statements (Unaudited)

    Results of Operations.
      Management's Discussion and Analysis or Plan of Operation (continued)
      Liquidity and Capital Resources.
  Item 3. Controls and Procedures
      Evaluation of Disclosure Controls and Procedures.
      Changes in Internal Controls

  PART II   OTHER INFORMATION
    Item 1.   Legal proceedings
    RULE 15D-14(A) CERTIFICATION OF CEO
      CEO Certification (continued)
    RULE 15D-14(A) CERTIFICATION OF CFO
    SECTION 1350 CERTIFICATION OF CEO
    SECTION 1350 CERTIFICATION OF CFO
  EXHIBIT.1
    Rights, preferences, privileges and restrictions
    of the Series B Convertible Preferred stock

PART 1

Item 1.  Financial Statements

CompuSonics Video Corporation & Subsidiaries

   Consolidated Balance Sheets

(In US dollars)

	Unaudited
Assets	October 31, 2005	July 31, 2005
Current Assets
Cash	$1,800	$3,095
Accounts Receivable	1,000
Total Current Assets	2,800	3,095
Property and Equipment
Equipment	6,719	6,719
Accumulated Depreciation Equipment	(1,833)	(1,498)
Property and Equipment, Net	4,886	5,221
Other Assets
Licenses and Agreements	1,395,000	1,395,000
Accumulated Amortization	(103,042)	(88,634)
Licenses and Agreements, Net	1,291,958	1,306,366
Total Assets	$1,299,644	$1,314,682

Liabilities and Stockholders’ Equity Current Liabilities
Accounts Payable and Accrued Liabilities	$39,954	$33,008
Accounts Payable-Related Party	207,695	182,455
Notes Payable - Related Party	11,000	-
Total Liabilities	258,649	215,463
Stockholders’ Equity
Preferred Stock-Series B Convertible, 20,000,000 Shares Authorized, 4,000,000 Shares Issued and Outstanding.	400,000	400,000
Preferred Stock-Series D Convertible, $0.001 Par Value, 20,000,000 Shares Authorized, 2,000,000 Shares Issued and Outstanding.	2,000	2,000
Preferred Stock-Series E Convertible, 24,000,000 Shares Authorized, 24,000,000 Shares Issued and Outstanding.	400,000	400,000
Common Stock. $0.01 Par Value, 300,000,000 Shares Authorized, 160,006,250 Shares Issued and Outstanding.	160,006	160,006
Paid-in Capital	2,085,997	2,085,997
Paid -in-Capital Public Warrants	411,000	411,000
Accumulated Deficit	(2,418,008)	(2,359,784)
Total Stockholders’ Equity	1,040,995	1,099,219
Total Liabilities & Stockholders’ Equity	$1,299,644	$1,314,682

See accompanying notes to financial statements

CompuSonics Video Corporation & Subsidiaries
Consolidated Statements of Operations (Unaudited)

(In US dollars)

	For the Three Months Ended October 31,
	2005	2004
Revenues
Sales	$2,630	$-
Cost of Goods Sold	-	-
Gross Profit	2,630	-
General and Administrative Expenses
Consulting Fees Related Party	21,098	22,998
Professional fees	22,964	3,823
Research and Development	9,900	27,000
Depreciation	336	249
Amortization	14,408	23,250
Travel and Entertainment	-	169
Other General & Administrative Expenses	138	355
Total General & Administrative Expenses	68,844	77,844
Loss from Operations	(66,214)	(77,844)
Other Income	8,076	12,591
Interest Expense Related Party	(86)	-
Total other Income (Expense)	7,990	12,591
Loss before income taxes	(58,224)	(65,253)
Income tax benefit	-	-
Net Loss	(58,224)	(65,253)
Weighted Average Number of Common Shares Issued and Outstanding	160,006,250	160,006,250
Basic and Diluted Loss per Share	$(0.000)	$(0.000)

See accompanying notes to financial statement

CompuSonics Video Corporation & Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

(In US dollars)

	October 31,2005	October 31, 2004
Cash Flows From Operating Activities
Net Loss	$ (58,224)	$ (65,253)
Adjustments to reconcile Net Loss to Net
Cash used for operating activities
Depreciation	336	249
Amortization	14,408	23,250
Increase In:
Accounts Receivable	(1,000)	-
Increase (Decrease) In:
Accounts Payable and Accrued Liabilities	6,945	(72,732)
Accounts Payable-Related Party	25,240	(28,521)
Total Adjustments	45,929	(77,754)
Net Cash Used For Operations	(12,295)	(143,007)
Cash Provided by Investing Activities
(Purchase) Disposed of Equipment	-	-
Net Cash from Investing Activities	-	-
Cash Provided by Financing Activities
Proceeds from Issuance of Stock	-	400,000
Proceeds from Notes Payable - Related Party	11,000	-
Payments of Notes Payable – Related Party	-	(206,300)
Net Cash Provided by Financing Activities	11,000	193,700
Increase (Decrease) in Cash	(1,295)	50,693
Balance, beginning of period	3,095	5,228
Balance, end of period	$ 1,800	$ 55,921

See accompanying notes to financial statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Financial Statements.

The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of the results of operations and financial condition of CompuSonics Video Corporation. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-KSB for the year ended July 31, 2005. For purposes of this report, "CPVD", the "Company", "we", "our", "us" or similar references mean CompuSonics Video Corporation, Inc, unless the context requires otherwise. Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2.  Accounts Receivable

Recently the Company started the marketing of the TreeSoft CRM software, and the first sales of $2,630 generated the $1,000 in accounts receivable.

Note 3:  Equipment

Equipment is stated at cost.  Depreciation is computed for financial reporting purposes on a straight-line basis over an estimated life. At October 31, 2005, total cost of equipment was $6,719, accumulated depreciation was $1,833.

Note 4: Intangible Assets

TreeSoft USA, Inc, subsidiary of the Company owns an intangible asset, called “License Agreement”. This asset represents the rights to distribute ERP, CRM and Electrical –CAD (E-CAD) software products in the NAFTA region, the rights to use the trademarks, product names, logos, artwork and sales promotion material, patents and product documentation, and all other rights specified in the License Agreement dated March 25, 2003.

The Company believes that the estimated useful life of this license agreement should be 24 years starting at March 31, 2004. The Company is using the straight-line method of amortization. Accumulated amortization on this intangible asset was $103,042 at October 31, 2005.

Notes to Consolidated Financial Statements (continued)

Note 5:  Notes payable to related parties.

The Company borrowed $11,000 from First Equity Corporation (FEC) during this quarter. This Note is due in 180 days, and carries a 7% interest rate per annum. As of today, no payments have been made on this note. Thomas W. Itin, Chairman of the Company has an indirect majority interest in FEC.

Note 6: Accounts payable - Related Party.

The balance of accrued consulting fees owed to each First Equity Corporation (FEC), and Quorum Capital Inc (DWI) was $59,994 and $49,995 at October 31, 2005 and July 31, 2005, respectively. On May l, 2003, CPVD entered into separate consulting agreements with DWI and FEC. Both agreements identically provide for monthly consulting fees of $3,333 to each of these parties until April 30, 2008.

The balance of accrued consulting fees owed to TreeCAD was $83,465 and $82,465 at October 31, 2005 and July 31, 2005, respectively. On March 25, 2003, CPVD entered into a consulting agreement with TreeCAD, a Cypriot company. President of TreCAD, Harald Engels is engaged as a consultant and Vice Chairman of the Board of Directors and Chairman of the Executive Committee of CPVD since March 25, 2003.  This agreement provides for an annual compensation to TreeCAD charged on a time and material basis and is limited to $120,000 per year, starting July 1, 2003. TreeCAD Engineering has a direct ownership in CPVD through 2 million shares of Class D Preferred Stock convertible to 45,400,000 shares of common stock. CPVD paid $10,000 to TreeCAD during this quarter.

CPVD has determined that 90% of costs incurred for TreeCAD are considered research and development costs.

Note 7: Stockholders' Equity

Preferred Convertible Stock

Under the Company's Certificate of Incorporation, up to 75 million shares of preferred stock, with classes and terms as designated by the Company, may be issued and outstanding at any point in time. The Company had 300,000 authorized shares of Series A Convertible Preferred Stock ($.001 par value) issued and outstanding at July 31, 1988. In September 1988, all the outstanding shares of Preferred Stock were converted at $.001 per share, at the holder's option, into 30 million shares of common stock.

Notes to Consolidated Financial Statements (continued)

Series B of Preferred Convertible Stock.

In April 2001 the Company issued 4 million shares of Series B preferred convertible stock, convertible at 10 to 1 into 40 million shares of common stock, to Dearborn Wheels, Inc. and First Equity Corporation, in exchange for the extinguishments of the indebtedness to these related parties in the amount of $412,117.

Series D of Preferred Convertible Stock.

On March 31, 2004 the Company delivered to TreeCAD Engineering, Ltd 2 million shares of series D preferred convertible stock, Par value $0.001 per share, convertible at 1 for 22.7 rate into 45.4 million restricted or legended shares of common stock, within five years of the closing date, at the holder’s discretion.  These shares are represented on the face of the statement of assets and liabilities. There are another two million shares of the same type of stock held in escrow, pending fulfillment of certain requirements by TreeCAD Engineering, Ltd.

Series E of Preferred Convertible Stock.

In October 2004, $400,000 was invested in the Company from various accredited investors through the sale of 24 million shares of class E preferred convertible stock and 24 million shares of warrants. Class E preferred convertible stock is convertible into 24 million shares of common stock (Rate of 1 to 1). One newly issued warrant entitles the holder to purchase one share of common stock at a price of $0.018 during the five-year period ending October 31, 2009.

Rights, preferences, privileges and restrictions of the Series B, D, and E of Preferred Convertible Stock.

See Exhibit 1.

Notes to Consolidated Financial Statements (continued)

Public Offering of Common Stock and Warrants

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

One Class B warrant entitles the holder to purchase one share of the Company's Common Stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to December 31, 2005. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a non-accountable expense allowance of $27,000.

The public offering was successfully completed on December 13, 1985 and the Company received $727,971 as the net offering proceeds for the 30,000,000 units sold. 6,250 Class A warrants have been exercised for total proceeds of $313, as of October 31, 2005.

Incentive Stock Option Plan

On October 4, 1985, the Company's Board of Directors authorized an Incentive Stock Option Plan covering up to 7,000,000 shares of the Company's common stock for key employees. The Board of Directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options.

Additional Paid in Capital-Public Warrants

Based on SFAS 123R, the Company must record additional compensation expense for the incremental difference in fair value of the outstanding warrants, each time these warrants are extended. No incremental value is recognized as of September 30, 2005, the date these warrants were last extended.

Notes to Consolidated Financial Statements (continued)

Note 8.   Legal Proceedings

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations.

Three months ended October 31, 2005 compared to three months ended October 31, 2004.

The Company realized $2,630 and $ - in revenues from the sales of TreeSoft CRM software for the quarters ended October 31, 2005 and 2004, respectively.

The Company incurred $21,098 and $22,998 in consulting fees for the quarters ended October 31, 2005 and 2004, respectively. The Company is engaged in separate consulting agreements, with two abovementioned parties.

The Company incurred $22,964 and $3,823 of professional fees for the quarters ended October 31, 2005 and 2004, respectively. The increase in 2005 is due to the legal expenses incurred in relation with the lawsuit filed in the United States District Court, Eastern District of Michigan, Southern Division. See Part II, Item 1, Legal Proceedings.

Research and development costs were $9,900 and $27,000 for the quarters ended October 31, 2005 and 2004, respectively. These costs are calculated at 90% of total billings from TreeCAD. The decrease of such costs for this quarter is related to the amount of time TreeCAD devoted to CPVD.

The Company recorded $336 and $249 in depreciation expense for the quarters ended October 31, 2005 and 2004, respectively.

The Company recorded $14,408 and $23,250 in amortization expense for the quarters ended October 31, 2005 and 2004, respectively. The license is amortized over a 24-year period, starting March 31, 2004.

Other general and administrative expenses were $138 and $355 for the quarters ended October 31, 2005 and 2004, respectively.

Management's Discussion and Analysis or Plan of Operation (continued)

Liquidity and Capital Resources.

CPVD is in the stage of marketing the TreeSoft CRM software to small and mid size markets in the USA. Management is confident that this software product is the best in the pool of the CRM products, and the most cost effective. CPVD has spent over 18 months in research and development activities involving translation and localization of the software from its German version. Such activities caused a negative cash flow for CPVD during the past two years. Management plans to create sales revenue from this software and such revenue should support the company’s daily operations for the next 12 months by turning a positive net cash flow. Concurrently with the sales revenue, related party loans should continue to support any additional cash needs.

CPVD has no current plans to purchase or sell plants or equipment for the next 12 months. CPVD plans to hire, or contract additional work force in the marketing department during the next 12 months.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures as of October 31, 2005, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2005 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal proceedings

See Note 8.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None

Item 6. Exhibits

See Exhibit 1.

Form 10-QSB

For the quarter ended October 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUSONICS VIDEO CORPORATION & SUBSIDIARIES

(Company)

December 15, 2005       /s/ Thomas W. Itin    Chairman of the Board of Directors, President, CEO

                                           Thomas W. Itin

RULE 15D-14(A) CERTIFICATION OF CEO

I, Thomas W. Itin certify that:

1.	I have reviewed this Annual Report on Form 10-QSB of CompuSonics Video Corporation;
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

Date: December 15, 2005

/s/ Thomas W. Itin
Chief Executive Officer

RULE 15D-14(A) CERTIFICATION OF CFO

I, Majlinda Xhuti, certify that:

1.	I have reviewed this Annual Report on Form 10-QSB of CompuSonics Video Corporation;
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

Date: December 15, 2005

/s/ Majlinda Xhuti
Chief Financial Officer

SECTION 1350 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of CompuSonics Video Corporation (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Annual Report on Form 10-QSB for the period ended October 31, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 15, 2005

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

1.

the Company’s Annual Report on Form 10-QSB for the period ended October 31, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 15, 2005

/s/Majlinda Xhuti.

Chief Financial Officer

EXHIBIT.1

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

#