Form 10QSB
period 2006-01-31
COMPUSONICS VIDEO CORP
filed 2006-03-22
CIK 777844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                             Yes           No   X

Table of Contents

  PART 1
  Item 1.   Financial Statements
    Note 1: Financial Statements.
    Note 2: Property and Equipment
    Note 3: Intangible Assets
    Note 4: Notes payable to related parties.
    Note 5: Accounts payable - Related Party.
    Note 6: Stockholders' Equity
    Note 7. Legal Proceedings
    Results of Operations.
      Management's Discussion and Analysis or Plan of Operation (continued)
  Item 3. Controls and Procedures
  PART II   OTHER INFORMATION
    Item 1.   Legal proceedings
    RULE 15D-14(A) CERTIFICATION OF CEO
    RULE 15D-14(A) CERTIFICATION OF CFO
    SECTION 1350 CERTIFICATION OF CEO
    SECTION 1350 CERTIFICATION OF CFO
  EXHIBIT.1

The number of shares outstanding of the registrant’s common stock as of January 31, 2006 was 160,006,250.

PART 1

Item 1.  Financial Statements

CompuSonics Video Corporation & Subsidiaries

   Consolidated Balance Sheets

(In US dollars)

	Unaudited
Assets	January 31, 2006	July 31, 2005
Current Assets
Cash	$1,380	$3,095
Accounts Receivable	100
Total Current Assets	1,480	3,095
Property and Equipment
Equipment	7,149	6,719
Accumulated Depreciation Equipment	(2,176)	(1,498)
Property and Equipment, Net	4,973	5,221
Other Assets
Licenses and Agreements	1,395,000	1,395,000
Accumulated Amortization	(117,451)	(88,634)
Licenses and Agreements, Net	1,277,549	1,306,366
Total Assets	$1,284,002	$1,314,682
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$45,220	$33,008
Accounts Payable-Related Party	234,107	182,455
Notes Payable - Related Party	37,000	-
Total Liabilities	316,327	215,463
Stockholders’ Equity
Preferred Stock-Series B Convertible, 20,000,000 Shares Authorized, 4,000,000 Shares Issued and Outstanding.	400,000	400,000
Preferred Stock-Series D Convertible, 20,000,000 Shares Authorized, 2,000,000 Shares Issued and Outstanding.	2,000	2,000
Preferred Stock-Series E Convertible, 24,000,000 Shares Issued and Outstanding.	400,000	400,000
Common Stock. $0.01 Par Value, 300,000,000 Shares Authorized, 160,006,250 Shares Issued and Outstanding.	160,006	160,006
Paid-in Capital	2,085,997	2,085,997
Paid -in-Capital Public Warrants	411,000	411,000
Accumulated Deficit	(2,491,328)	(2,359,784)
Total Stockholders’ Equity	967,675	1,099,219
Total Liabilities & Stockholders’’ Equity	$1,284,002	$1,314,682

See accompanying notes to consolidated financial statements

CompuSonics Video Corporation & Subsidiaries
Consolidated Statements of Operations (Unaudited)

(In US dollars)

	For the three month periods ended January 31		For the six month periods ended January 31
	2006	2005	2006	2005
Revenues
Sales	$ -	-	$ 2,630	$ -
Total Revenues	-	-	2,630
General and Administrative Expenses
Consulting Fees Related Party	21,598	21,437	42,696	44,435
Professional fees	21,895	11,437	44,859	15,260
Travel and Entertainment	-	189	-	358
Depreciation	343	249	679	498
Amortization	14,409	23,250	28,817	46,500
Research and Development	14,400	12,946	24,300	39,946
Other General & Administrative Expenses	261	35	399	390
Total General and Administrative Expenses	72,906	69,543	141,750	147,387
Loss from operations	(72,906)	(69,543)	(139,120)	(147,387)
Other Income	-	-	8,076	12,591
Interest Expense Related Party	(414)	-	(500)	-
Total other Income (Expense)	(414)	-	7,576	12,591
Net Loss before income taxes	(73,320)	(69,543)	(131,544)	(134,796)
Income tax expense (benefit)	-	-	-	-
Net Loss	(73,320)	(69,543)	(131,544)	(134,796)
Weighted Average Number of Common Shares Issued and Outstanding	160,006,250	160,006,250	160,006,250	160,006,250
Basic and Diluted Loss per Share	$ (0.000)	$ (0.000)	$ (0.001)	$ (0.001)

See accompanying notes to consolidated financial statements

CompuSonics Video Corporation & Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

(In US dollars)

	For the six-months periods ended January 31,
	2006	2005
Operating Activities
Net Loss	$ (131,544)	$ (134,796)
Adjustments to Reconcile Net Loss to Net Cash used in
Operating Activities
Depreciation	679	498
Amortization	28,817	46,500
Increase in Accounts Receivable	(100)	-
Increase (decrease) in Accounts Payable and Accrued Liabilities	12,211	(64,270)
Increase (decrease) in Accounts Payable-Related Party	51,652	(3,228)
Total Adjustments	93,259	(20,500)
Net Cash Used In Operating Activities	(38,285)	(155,296)
Investing Activities
Purchase of Equipment	(430)	-
Net Cash Used in Investing Activities	(430)	-
Financing Activities
Issuance of stock	-	400,000
Proceeds from Notes Payable - Related Party	37,000	-
Repayments of notes payable	-	(206,300)
Net Cash Provided by Financing Activities	37,000	193,700
Increase (Decrease) in Cash	(1,715)	38,404
Cash, beginning of period	3,095	5,228
Cash, end of period	$ 1,380	$ 43,632

See accompanying notes to consolidated financial statements

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

Note 2:  Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed for financial reporting purposes on a straight-line basis over an estimated life. At January 31, 2006, total cost of property and equipment was $7,149, accumulated depreciation was $2,176.

Note 3: Intangible Assets

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

The Company believes that the estimated useful life of this license agreement should be 24 years starting at March 31, 2004. The Company is using the straight-line method of amortization. Accumulated amortization on this intangible asset was $117,451 at January 31, 2006.

Notes to Consolidated Financial Statements (continued)

Note 4:  Notes payable to related parties.

The Company restructured its note payable to First Equity Corporation (FEC) during the quarter ended January 31, 2006, resulting in additional borrowings of $22,000 for total payable of $33,000 as of January 31, 2006. The note is due in June 2006, and bear interest at 7% per annum. Thomas W. Itin, Chairman of the Company has an indirect interest in FEC.

Note 5: Accounts payable - Related Party.

The balance of accrued consulting fees owed to First Equity Corporation (FEC), and Quorum Capital Inc (DWI) was $69,993 and $49,995 at January 31, 2006 and July 31, 2005, respectively. On May l, 2003, CPVD entered into separate consulting agreements with DWI and FEC. Both agreements identically provide for monthly consulting fees of $3,333 to each of these parties until April 30, 2008.

The balance of accrued consulting fees owed to TreeCAD Engineering (TreeCAD) was $89,465 and $82,465 at January 31, 2006 and July 31, 2005, respectively. On March 25, 2003, CPVD entered into a consulting agreement with TreeCAD, a Cypriot company. The President of TreeCAD, Harald Engels has been engaged as a consultant and Vice Chairman of the Board of Directors and Chairman of the Executive Committee of CPVD since March 25, 2003.  This agreement provides for an annual compensation to TreeCAD charged on a time and material basis and is limited to $120,000 per year, starting July 1, 2003. TreeCAD Engineering has a direct ownership in CPVD through 2 million shares of Class D Preferred Stock convertible into 45,400,000 shares of common stock. CPVD paid $16,000 to TreeCAD during this quarter.

CPVD has determined that 90% of costs incurred for TreeCAD are considered research and development costs.

Note 6: Stockholders' Equity

Convertible Preferred Stock

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

Series B Convertible Preferred Stock.

In April 2001 the Company issued 4 million shares of Series B preferred convertible stock, convertible at 10 to 1 into 40 million shares of common stock, to Dearborn Wheels, Inc. and First Equity Corporation, in exchange for the extinguishments of the indebtedness to these related parties in the amount of $412,117.

Series D Convertible Preferred Stock.

On March 31, 2004 the Company delivered to TreeCAD Engineering, Ltd. 2 million shares of series D preferred convertible stock, par value $0.001 per share, convertible at 1 for 22.7 rate into 45.4 million restricted or legended shares of common stock, within five years of the closing date, at the holder’s discretion.  These shares are represented on the face of the statement of assets and liabilities. There are another two million shares of the same type of stock held in escrow, pending fulfillment of certain requirements by TreeCAD Engineering, Ltd. that are expected to be released in the near future.

Series E Convertible Preferred Stock.

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

See Exhibit 1.

Notes to Consolidated Financial Statements (continued)

Public Offering of Common Stock and Warrants

In December 1985, the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to March 31, 2006. The Company may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

One Class B warrant entitles the holder to purchase one share of the Company's Common Stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to March 31, 2006. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a non-accountable expense allowance of $27,000.

The public offering was successfully completed on December 13, 1985 and the Company received $727,971 as the net offering proceeds for the 30,000,000 units sold. 6,250 Class A warrants have been exercised for total proceeds of $313, as of January 31, 2006.

Incentive Stock Option Plan

On October 4, 1985, the Company's Board of Directors authorized an Incentive Stock Option Plan covering up to 7,000,000 shares of the Company's common stock for key employees. The Board of Directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options.  As of January 31, 2006, no options have ever been granted under this plan.

Additional Paid in Capital-Public Warrants

Based on SFAS 123, the Company must record additional warrant expense for the incremental difference in fair value of the outstanding warrants, each time these warrants are extended. No incremental value is recognized as of January 31, 2006 because the fair value of the warrants at that date was lower than the initial value of the warrants of $411,000.

Notes to Consolidated Financial Statements (continued)

Note 7.   Legal Proceedings

CPVD is a co plaintiff with First Equity and CompuSonics Video Corporation vs. Target Holding, B.V., Senol Halfar, George Burmann, and Gunnallen Financial, Inc., Case Number: 05-CV-70341-DT. The complaint was filed at the Eastern District Court of Michigan, Southern Division on January 31, 2005, and amended on August 9, 2005. The Plaintiff’s First Amended Verified Complaint alleges claims for breach of contract, breach of fiduciary duties, fraud and, or constructive fraud and conspiracy to defraud. The claims have withstood two motions to dismiss.

Defendants initially established, in 2001, a securities account with Defendant, Gunn Allen Financial. The account was managed by Defendant George Burmann, manager of the Gunn Allen Financial branch in Orlando. The purpose of this account was to receive shares of CPVD common stock from Plaintiff, First Equity Corporation and other CPVD shareholders.  Target could receive approximately 32 million of such shares, pay Plaintiff, First Equity, and others, if any, for shares at prices ranging from one cent to two cents per share, so that those shares of CPVD could then be sold by Defendants Halfar, Burmann, and Gunn Allen for higher prices in the market for profit purposes.  Plaintiffs have requested damages in whatever amount the Court deems appropriate, as permitted by law.  The Case is presently in the discovery stage.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations.

Three-months ended January 31, 2006 compared to three-months ended January 31, 2005.

The Company had no revenues from the sales of TreeSoft CRM software during these periods.

The Company incurred $21,598 and $21,437 in consulting fees for the three-months ended January 31, 2006 and 2005, respectively.

The Company incurred $21,895 and $11,437 of professional fees for the three-months ended January 31, 2006 and 2005, respectively. The increase in 2006 is mainly due to the accounting and legal expenses.

Research and development costs were $14,400 and $12,946 for the three-months ended January 31, 2006 and 2005, respectively. These costs are calculated at 90% of total billings from TreeCAD. The cost is related to the amount of time TreeCAD devotes to CPVD.

The Company recorded $343 and $249 in depreciation expense for the three-months ended January 31, 2006 and 2005, respectively.

The Company recorded $14,409 and $23,250 in amortization expense for the three-months ended January 31, 2006 and 2005, respectively. The license is amortized over a 24-year period, starting March 31, 2004.

Other general and administrative expenses were $261 and $35 for the three-months ended January 31, 2006 and 2005, respectively.

Results of Operations.

Six-months ended January 31, 2006 compared to six-months ended January 31, 2005.

The Company realized $2,630 in revenues from the sales of TreeSoft CRM software for the period ended January 31, 2006.

The Company incurred $42,696 and $44,435 in consulting fees for the six-months ended January 31, 2006 and 2005, respectively. The change is due to lower consulting fees for TreeCAD for this period.

The Company incurred $44,859 and $15,260 of professional fees for the six-months ended January 31, 2006 and 2005, respectively. The increase in 2006 is mainly due to the accounting and legal expenses.

Research and development costs were $24,300 and $39,946 for the six-months ended January 31, 2006 and 2005, respectively. These costs are calculated at 90% of total billings from TreeCAD. The cost is related to the amount of time TreeCAD devotes to CPVD.

Management's Discussion and Analysis or Plan of Operation (continued)

The Company recorded $679 and $498 in depreciation expense for the six-months ended January 31, 2006 and 2005, respectively.  This minor change is related to the purchase of new equipment for this period.

The Company recorded $28,817 and $46,500 in amortization expense for the six-months ended January 31, 2006 and 2005, respectively. The license is amortized over a 24-year period, starting March 31, 2004. The change is due to a change in the estimated life of the license.

Other general and administrative expenses were $399 and $390 for the six-months ended January 31, 2006 and 2005, respectively.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures as of January 31, 2006, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2006, to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal proceedings

See Note 7.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None

Item 6. Exhibits

See Exhibit 1.

Form 10-QSB

For the quarter ended January 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUSONICS VIDEO CORPORATION & SUBSIDIAIRES

(Company)

March 21, 2006       /s/ Thomas W. Itin    Chairman of the Board of Directors, President, CEO

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

Date: March 21, 2006

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

Date: March 21, 2006

/s/ Majlinda Xhuti
Chief Financial Officer

SECTION 1350 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of CompuSonics Video Corporation (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Annual Report on Form 10-QSB for the period ended January 31, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 21, 2006

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

1.

the Company’s Annual Report on Form 10-QSB for the period ended January 31, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 21, 2006

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

Conversion.

Each share of series B Preferred stock is convertible into ten shares of common stock.

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