Form 10QSB
period 2006-04-30
COMPUSONICS VIDEO CORP
filed 2006-06-22
CIK 777844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2006
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
    Note 4:   Notes Payable - Related Party.
    Note 5: Accounts payable - Related Party.
    Note 6: Stockholders' Equity
    Note 7.     Legal Proceedings
    Results of Operations.
  Item 3. Controls and Procedures
  PART II   OTHER INFORMATION
    Item 1.   Legal Proceedings
    RULE 15D-14(A) CERTIFICATION OF CEO
    SECTION 1350 CERTIFICATION OF CFO
  EXHIBIT 1

The number of shares outstanding of the registrant’s common stock as of June 20, 2006 was 160,006,250.

PART 1

Item 1.  Financial Statements

CompuSonics Video Corporation & Subsidiaries

   Consolidated Balance Sheets

(In US dollars)

	April 30, 2006
Assets	(Unaudited)	July 31, 2005
Current Assets
Cash	$918	$3,095
Accounts Receivable	100
Total Current Assets	1,018	3,095
Property and Equipment
Equipment	7,149	6,719
Accumulated Depreciation Equipment	(2,534)	(1,498)
Property and Equipment, Net	4,615	5,221
Other Assets
Licenses and Agreements	1,395,000	1,395,000
Accumulated Amortization	(131,859)	(88,634)
Licenses and Agreements, Net	1,263,141	1,306,366
Total Assets	1,268,774	1,314,682
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	50,817	33,008
Accounts Payable-Related Party	254,745	182,455
Notes Payable - Related Parties	38,000	-
Total Liabilities	343,562	215,463
Stockholders’ Equity
Preferred Stock-Series B Convertible, 20,000,000 Shares Authorized, 4,000,000 Shares Issued and Outstanding.	400,000	400,000
Preferred Stock-Series D Convertible, 20,000,000 Shares Authorized, 2,000,000 Shares Issued and Outstanding.	2,000	2,000
Preferred Stock-Series E Convertible, 24,000,000 Shares Issued and Outstanding.	400,000	400,000
Common Stock. $0.01 Par Value, 300,000,000 Shares Authorized, 160,006,250 Shares Issued and Outstanding.	160,006	160,006
Paid-in Capital	2,085,997	2,085,997
Paid -in-Capital Public Warrants	411,000	411,000
Accumulated Deficit	(2,533,791)	(2,359,784)
Total Stockholders’ Equity	925,212	1,099,219
Total Liabilities & Stockholders’ Equity	$1,268,774	$1,314,682

See accompanying notes to consolidated financial statements

CompuSonics Video Corporation & Subsidiaries
Consolidated Statements of Operations (Unaudited)

(In US dollars)

	For the three month periods ended April 30,		For the nine month periods ended April 30,
	2006	2005	2006	2005
Revenues
Sales	$ -	$ -	$ 2,630	$ -
Total Revenues	-	-	2,630
General and Administrative Expenses
Consulting Fees Related Party	19,998	20,998	62,694	65,433
Professional fees	7,047	13,858	51,906	29,118
Depreciation	357	256	1,036	753
Amortization	14,408	23,250	43,225	69,750
Research and Development	-	9,000	24,300	48,946
Other General & Administrative Expenses	13	120	412	868
Total General and Administrative Expenses	41,823	67,482	183,573	214,868
Loss from operations	(41,823)	(67,482)	(180,943)	(214,868)
Other Income	-	-	8,076	12,591
Interest Expense Related Party	(640)	-	(1,140)	-
Total other Income (Expense)	(640)	-	6,936	12,591
Net Loss before income taxes	(42,463)	(67,482)	(174,007)	(202,277)
Income tax expense (benefit)	-	-	-	-
Net Loss	(42,463)	(67,482)	(174,007)	(202,277)
Weighted Average Number of Common Shares Issued and Outstanding	160,006,250	160,006,250	160,006,250	160,006,250
Basic and Diluted Loss per Share	$ (0.000)	$ (0.000)	$ (0.001)	$ (0.001)

See accompanying notes to consolidated financial statements

CompuSonics Video Corporation & Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

(In US dollars)

	For the nine-month periods ended April 30,
	2006	2005
Operating Activities
Net Loss	$ (174,007)	$ (202,277)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities
Depreciation	1,036	753
Amortization	43,225	69,750
Change in:
Accounts Receivable	(100)	-
Accounts Payable and Accrued Liabilities	17,809	(53,080)
Accounts Payable-Related Party	72,290	16,770
Total Adjustments	134,260	34,193
Net Cash Used In Operating Activities	(39,747)	(168,084)
Investing Activity
Purchase of Equipment	(430)	(413)
Net Cash Used in Investing Activities	(430)	(413)
Financing Activities
Issuance of stock	-	400,000
Proceeds from Notes Payable - Related Party	38,000	-
Repayments of notes payable	-	(206,300)
Net Cash Provided by Financing Activities	38,000	193,700
Increase (Decrease) in Cash	(2,177)	25,203
Cash, beginning of period	3,095	5,228
Cash, end of period	$ 918	$ 30,431

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

Note 2:  Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed for financial reporting purposes on a straight-line basis over an estimated life. At April 30, 2006, total cost of property and equipment was $7,149, accumulated depreciation was $2,554.

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

The Company believes that the estimated useful life of this license agreement should be 24 years starting at March 31, 2004. The Company is using the straight-line method of amortization. Accumulated amortization on this intangible asset was $131,859 at April 30, 2006.

Notes to Consolidated Financial Statements (continued)

Note 4:  Notes Payable - Related Party.

The Company restructured its note payable to First Equity Corporation (FEC) during the nine-months ended April 30, 2006, resulting in additional borrowings of $22,000 for total payable of $33,000 as of April 30, 2006. The note is due in June 2006, bears interest at 7% per annum, and can be extended at the option of the Company.

Note 5: Accounts payable - Related Party.

The balance of accrued consulting fees owed to each First Equity Corporation (FEC), and Quorum Capital Inc (DWI) was $79,992 and $49,995 at April 30, 2006 and July 31, 2005, respectively. On May l, 2003, CPVD entered into separate consulting agreements with DWI and FEC. Both agreements identically provide for monthly consulting fees of $3,333 to each of these parties until April 30, 2008.

The balance of accrued consulting fees owed to TreeCAD Engineering (TreeCAD) was $89,465 and $82,465 at April 30, 2006 and July 31, 2005, respectively. On March 25, 2003, CPVD entered into a consulting agreement with TreeCAD, a Cypriot company. The President of TreeCAD, Harald Engels has been engaged as a consultant and Vice Chairman of the Board of Directors and Chairman of the Executive Committee of CPVD since March 25, 2003.  This agreement provides for an annual compensation to TreeCAD charged on a time and material basis and is limited to $120,000 per year, starting July 1, 2003. TreeCAD Engineering has a direct ownership in CPVD through 2 million shares of Class D Preferred Stock convertible into 45,400,000 shares of common stock. CPVD paid no consulting fees to TreeCAD during the quarter ended April 30, 2006.  CPVD has determined that 90% of costs incurred for TreeCAD are considered research and development costs.

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

See Exhibit 1.

Notes to Consolidated Financial Statements (continued)

Public Offering of Common Stock and Warrants

In December 1985, the Company completed a public offering of 30,000,000 units, each consisting of one share of the Company's common stock, $.001 par value, and one Class A purchase warrant. One Class A warrant entitles the holder to purchase one share of common stock plus a Class B warrant for $.05 during the twelve month period originally ending November 27, 1986 and currently extended to June 30, 2006. The Company may redeem the Class A warrants at $.001 per warrant if certain conditions are met.

One Class B warrant entitles the holder to purchase one share of the Company's Common Stock for $.08 per share for a twelve-month period originally ended November 27, 1987 and currently extended to June 30, 2006. The offering was made pursuant to an underwriting agreement whereby the units were sold by the Underwriter on a "best efforts, all or none" basis at a price of $.03 per unit. The Underwriter received a commission of $.003 per unit and a non-accountable expense allowance of $27,000.

The public offering was successfully completed on December 13, 1985 and the Company received $727,971 as the net offering proceeds for the 30,000,000 units sold. 6,250 Class A warrants have been exercised for total proceeds of $313, as of April 30, 2006.

Incentive Stock Option Plan

On October 4, 1985, the Company's Board of Directors authorized an Incentive Stock Option Plan covering up to 7,000,000 shares of the Company's common stock for key employees. The Board of Directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those receiving the options.  As of April 30, 2006, no options have been granted under this plan.

Additional Paid in Capital-Public Warrants

Based on SFAS 123(R), the Company must record additional warrant expense for the incremental difference in fair value of the outstanding warrants, each time these warrants are extended. No incremental value is recognized as of April 30, 2006 because the fair value of the warrants at that date was lower than the initial value of the warrants of $411,000.

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

Defendants initially established, in 2001, a securities account with Defendant, Gunn Allen Financial. The account was managed by Defendant George Burmann, manager of the Gunn Allen Financial branch in Orlando. The purpose of this account was to receive shares of CPVD common stock from Plaintiff, First Equity Corporation and other CPVD shareholders.  Target could receive approximately 32 million of such shares, pay Plaintiff, First Equity, and others, if any, for shares at prices ranging from one cent to two cents per share, so that those shares of CPVD could then be sold by Defendants Halfar, Burmann, and Gunn Allen for higher prices in the market for profit purposes.  Plaintiffs have requested damages in whatever amount the Court deems appropriate, as permitted by law.  The Case is presently in the facilitation stage.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations.

Three-months ended April 30, 2006 compared to three-months ended April 30, 2005.

The Company had no revenues during the three-months ended April 30, 2006 and 2005.

The Company incurred $19,998 and $20,998 in consulting fees for the three-months ended April 30, 2006 and 2005, respectively.

The Company incurred $7,047 and $13,858 of professional fees for the three-months ended April 30, 2006 and 2005, respectively. The decrease in 2006 is mainly due to the accounting and legal expenses.

Research and development costs were $0 and $9,000 for the three-months ended April 30, 2006 and 2005, respectively. These costs are calculated at 90% of total billings from TreeCAD. The cost is related to the amount of time TreeCAD devotes to CPVD.  Since the software product CRM is still in development stage, no billings were incurred for the three-month period ended April 30, 2006 on behalf of TreeCAD.

The Company recorded $357 and $256 in depreciation expense for the three-months ended April 30, 2006 and 2005, respectively.

The Company recorded $14,408 and $23,250 in amortization expense for the three-months ended April 30, 2006 and 2005, respectively. The license is amortized over a 24-year period starting March 31, 2004.  The change is due to the change in estimated useful life of the license agreement in the 4th quarter of the fiscal year ended July 31, 2005.

Other general and administrative expenses were $13 and $120 for the three-months ended April 30, 2006 and 2005, respectively.

Results of Operations.

Nine-months ended April 30, 2006 compared to nine-months ended April 30, 2005.

The Company realized $2,630 in revenues from the sales of TreeSoft CRM software for the nine-months ended April 30, 2006.

The Company incurred $62,694 and $65,433 in consulting fees for the nine-months ended April 30, 2006 and 2005, respectively. The slight decrease is due to lower consulting fees for TreeCAD for this period.

The Company incurred $51,906 and $29,118 in professional fees for the nine-months ended April 30, 2006 and 2005, respectively. The increase in 2006 is mainly due to the accounting and legal expenses.

Research and development costs were $24,300 and $48,946 for the nine-months ended April 30, 2006 and 2005, respectively. These costs are calculated at 90% of total billings from TreeCAD. The cost is related to the amount of time TreeCAD devotes to CPVD.  The CRM software product is in the development stage presently.

Management's Discussion and Analysis or Plan of Operation (continued)

The Company recorded $1,036 and $753 in depreciation expense for the nine-months ended April 30, 2006 and 2005, respectively.  This minor change is related to the purchase of new equipment for this period.

The Company recorded $43,225 and $69,750 in amortization expense for the nine-months ended April 30, 2006 and 2005, respectively. The license is amortized over a 24-year period, starting March 31, 2004. The change is due to a change in the estimated life of the license agreement in the 4th quarter of the fiscal year ended July 31, 2005.

Other general and administrative expenses were $412 and $868 for the nine-months ended April 30, 2006 and 2005, respectively.

Liquidity and Capital Resources.

CPVD is in the stage of marketing the TreeSoft CRM software to small and mid size markets in the USA. Management is confident that this software product is the best in the pool of the CRM products, and the most cost effective. CPVD has spent over 24 months in research and development activities involving translation and localization of the software from its German version. Such activities caused a negative cash flow for CPVD during the past two years. Management plans to create sales revenue from this software that should support the company’s daily operations for the next 12 months by turning a positive net cash flow. Concurrently with the sales revenue, related party loans should continue to support any additional cash needs.

CPVD has no current plans to purchase or sell plants or equipment for the next 12 months. CPVD plans to hire, or contract additional work force in the marketing department during the next 12 months.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures as of April 30, 2006, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2006, to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 7.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

See Exhibit 1.

Form 10-QSB

For the quarter ended April 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUSONICS VIDEO CORPORATION & SUBSIDIAIRES

(Company)

June 22, 2006       /s/ Thomas W. Itin    Chairman of the Board of Directors, President, CEO

                                           Thomas W. Itin

RULE 15D-14(A) CERTIFICATION OF CEO

I, Thomas W. Itin certify that:

1.	I have reviewed this Report on Form 10-QSB of CompuSonics Video Corporation;
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: June 22, 2006

/s/ Thomas W. Itin
Chief Executive Officer

RULE 15D-14(A) CERTIFICATION OF CFO

I, Majlinda Xhuti, certify that:

1.	I have reviewed this Report on Form 10-QSB of CompuSonics Video Corporation;
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: June 22, 2006

/s/ Majlinda Xhuti
Chief Financial Officer

SECTION 1350 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of CompuSonics Video Corporation (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Report on Form 10-QSB for the period ended April 30, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 22, 2006

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

1.

the Company’s Report on Form 10-QSB for the period ended April 30, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 22, 2006

/s/Majlinda Xhuti.

Chief Financial Officer

EXHIBIT 1

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

Conversion.

Each share of series E preferred stock is convertible into (1) one share of common stock.

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